Form 10-Q
period 1996-03-31
FIRST MUTUAL BANCORP INC
filed 1996-05-15
CIK 934738

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

               ----------------------------------

                           FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1996

                               OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to           .
                                    ----------    ----------

                Commission File Number: 0-26184


                   FIRST MUTUAL BANCORP, INC.
                   --------------------------
     (Exact name of registrant as specified in its charter)


     Delaware                                  37-1339075
     --------                                  ----------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)           Identification Number)


         135 East Main Street, Decatur, Illinois 62523
         ---------------------------------------------
            (Address of principle executive offices)


Registrant's telephone number, including area code:
(217) 429-2306


 --------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report


     Indicate by check [X] whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]   No [ ]
     Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,700,000 shares of the Registrant's common stock outstanding as of March 31, 1996. Included were 347,800 unearned ESOP shares.

                    FIRST MUTUAL BANCORP, INC.

                              INDEX

                                                            Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements                            1

          Consolidated Statements of Financial Condition
          as of March 31, 1996, and December 31, 1995         2

          Consolidated Statements of Income for the Three
          Months Ended March 31, 1996  and 1995               3

          Consolidated Statements of Changes in
          Stockholders' Equity for the Three Months Ended
          March 31, 1996                                      4

          Consolidated Statements  of Cash Flows for the
          Three Months Ended March 31, 1996  and 1995         5

          Notes to Consolidated Financial Statements          7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations  10

PART II.  OTHER  INFORMATION                                 14

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
PAGE

                    FIRST MUTUAL BANCORP, INC.
          Consolidated Statements of Financial Condition
                              (Dollars in Thousands)
                           (Unaudited)

                                                      March 31,            December 31,
                                                        1996                   1995
                                                    ------------           -------------
ASSETS
  Cash and cash equivalents                          $  1,274              $  3,005
  Interest-bearing deposits with financial
    institutions                                       11,728                13,735
  Securities held-to-maturity
   (Estimated fair value: March 31, 1996 $19,936)      19,921                    --
   (Estimated fair value: December 31, 1995 $20,075)       --                19,953
  Securities available for sale                        10,963                 9,038
  Loans held for sale                                     915                 1,447
  Loans receivable, net                               229,319               218,179
  Federal Home Loan Bank stock                          2,033                 1,920
  Accrued interest receivable                           1,941                 1,944
  Foreclosed real estate, net of allowance for losses      53                    51
  Premises and equipment                                3,200                 2,955
  Cash surrender value of life insurance                3,105                 3,070
  Other assets                                            844                   379
                                                     --------              --------
TOTAL ASSETS                                         $285,296              $275,676
                                                     --------              --------
                                                     --------              --------

LIABILITIES AND STOCKHOLDERS' EQUITY
                                  LIABILITIES:
  Deposits                                           $195,829              $192,468
  Advances from borrowers for taxes and insurance       2,116                 1,411
  Advances from Federal Home Loan Bank                 12,700                 4,100
  Accrued expenses and other liabilities                2,601                 6,169
                                                     --------              --------
TOTAL LIABILITIES                                     213,246               204,148
STOCKHOLDERS' EQUITY:
  Common stock $.10 par value;
   8,000,000 shares authorized;
   issued 4,700,000 shares                                470                   470
  Additional paid in capital                           45,009                44,980
  Unearned ESOP shares                                 (3,478)               (3,572)
  Retained earnings, substantially restricted          30,056                29,604
  Unrealized gain (loss) on securities available
   for sale, net of tax                                    (7)                   46
                                                     --------              --------
TOTAL STOCKHOLDERS' EQUITY                             72,050                71,528
                                                     --------              --------
                                                     --------              --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $285,296              $275,676
                                                     --------              --------
                                                     --------              --------

Number of Shares Outstanding, Net of Unearned
  ESOP Shares                                        4,352,200             4,342,800

Book Value Per Share                                   $16.56                $16.47

PAGE

                    FIRST MUTUAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                      (DOLLARS IN THOUSANDS)
                           (UNAUDITED)

                                                        Three Months Ended March 31,
                                                        1996                   1995
                                                    ------------           -------------
Interest income
  Loans receivable
    First mortgage loans                                4053                  3,703
    Consumer and other loans                             212                    109
    Commercial loans                                     105                      1
  Investment securities                                  450                    298
  Other interest-earning assets                          196                     53
                                                    --------               --------
    Total interest income                               5016                  4,164

Interest expense
  Deposits                                              2337                  2,127
  Federal Home Loan Bank advances                        119                    112
                                                    --------               --------
    Total interest expense                              2456                  2,239
                                                    --------               --------
Net interest income                                     2560                  1,925

Provision for loan losses                                 25                     --
                                                    --------               --------

Net interest income after provision
  for loan losses                                       2535                  1,925

Noninterest income
  Gain (loss) on sales of loans                           69                      5
  Deposit service fee income                              79                     69
  Loan servicing fees                                     30                     28
  Investment sales commissions                            27                     20
  Other                                                   64                     62
                                                    --------               --------
    Total noninterest income                             269                    184

Noninterest expense
  Compensation and benefits                              888                    729
  Occupancy and equipment                                175                    150
  SAIF deposit insurance premium                         112                    115
  Advertising and promotion                               76                     53
  Data processing                                         88                     89
  Printing, postage, stationery, and supplies             58                     62
  Net expense on foreclosed real estate operations         3                      3
  Net (gain) loss on sale of real estate
    owned including provisions for losses                  -                      2
  Other                                                  211                    141
                                                    --------               --------
    Total noninterest expense                           1611                  1,344
                                                    --------               --------
Income before income taxes                              1193                    765

Income taxes                                             435                    270
                                                    --------               --------
Net income                                               758                    495
                                                    --------               --------
                                                    --------               --------

Average Number of Shares Outstanding,
       Net of Unearned ESOP Shares                   4343110                    N/A
Earnings per Common Share                               0.17                    N/A

Dividends per Common Share based on 4,700,000
  Gross Outstanding Shares                              0.07                    N/A

PAGE

                    FIRST MUTUAL BANCORP, INC.
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (DOLLARS IN THOUSANDS)
                           (UNAUDITED)

                                                                                  Unrealized
                                                                   Retained      Gains (Losses)
                                          Additional  Unearned     Earnings-     on Securities
                                 Common    Paid-in      ESOP     Substantially     Available
(In thousands)                    Stock    Capital     Shares     Restricted        for Sale    Total
- - - ----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992     $    --  $    --     $    --    $23,421         $    --        $23,421

Net income                            --       --          --      2,658              --          2,658

Balance at December 31, 1993          --       --          --     26,079              --         26,079

Net income                            --       --          --      1,732              --          1,732
                                 -------  -------     -------    -------         -------        -------

Balance at December 31, 1994          --       --          --     27,811              --         27,811


June 30, 1995 stock offering         470   44,930      (3,760)        --              --         41,640

ESOP shares earned
     (7/1/95 - 12/31/95)              --       50         188         --              --            238

Net income (1/1/95 - 12/31/95)        --       --          --      2,398              --          2,398

Unrealized gain on securities
 available for sale, net of tax       --       --          --         --              46             46

Cash dividends declared               --       --          --       (605)             --           (605)
                                 -------  -------     -------    -------         -------        -------
                                 -------  -------     -------    -------         -------        -------

Balance at December 31, 1995         470   44,980      (3,572)    29,604              46         71,528

ESOP Shares Earned
(1/1/96 - 3/31/96)                    --       29          94         --              --            123
Net Income
(1/1/96 - 3/31/96)                    --       --          --        758              --            758
Unrealized gain (loss) on
     Securities net of tax            --       --          --         --             (53)           (53)

Cash dividends declared               --       --          --       (306)             --           (306)
                                 -------  -------     -------    -------         -------        -------
Balance at March 31, 1996        $   470  $45,009     ($3,478)   $30,056             ($7)       $72,050
                                 -------  -------     -------    -------         -------        -------
                                 -------  -------     -------    -------         -------        -------

PAGE

                    FIRST MUTUAL BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)

                                                                     Three Months Ended March 31,
                                                                       1996              1995
- - - ---------------------------------------------------------------------------------------------------
                                                                              (unaudited)
Cash flows from operating activities
  Net income                                                         $   758          $   495
  Adjustments to reconcile net income to
    net cash from operating activities
    Depreciation and amortization                                         79               66
    Amortization of premiums and
      discounts on mortgaged-backed
      and investment securities, net                                      30               25
    ESOP Compensation                                                    123               --
    Origination of loans held for sale                                (3,865)          (1,140)
    Proceeds from sale of loans                                         4465              856
    Change in net deferred loan
      origination costs                                                  (16)               3
    Change in deferred income taxes                                       --                8
    Provision for loan losses                                             25               --
    Net (gain) loss on sales of loans                                    (69)              (5)
    Net (gain) loss on sale of foreclosed
      real estate                                                         --                2
    Change in
      Accrued interest receivable                                          4             (189)
      Cash surrender value of
        life insurance                                                   (34)             (37)
      Other assets                                                      (438)            (274)
      Accrued expenses and other
        liabilities                                                   (3,874)             424
                                                                     -------          -------
      Net cash provided by
        operating activities                                          (2,812)             234

Cash flows from investing activities
  Net (increase) decrease in loans receivable                         (3,394)             297
  Proceeds from maturity of investment
    securities - Held to Maturity                                      4,000            7,500
  Proceeds from maturity of investment securities
    Available for Sale                                                 1,000               --
  Purchase of investment securities - Held to Maturity                (3,995)          (4,981)
  Purchase of investment securities - Available for Sale              (3,015)              --
  Investments in
    Loans purchased                                                   (7,755)          (5,029)
    Federal Home Loan Bank stock                                        (113)              --
    Premises and equipment                                              (317)             (25)
    Foreclosed real estate                                                (3)              (5)

Cash flows from investing activities (Continued)
  Net (increase) decrease in interest-bearing
    deposits with financial institutions                               2,007           13,586
  Proceeds from sales of foreclosed
    real estate                                                           --               50
                                                                     -------          -------
    Net cash provided by (used in)
      investing activities                                           (11,585)          11,393

Cash flows from financing activities
  Net increase (decrease) in deposits                                  3,361           (1,946)
  Net change in advances from
    Federal Home Loan Bank                                             8,600          (11,000)
  Net increase (decrease) in advances from
    borrowers for taxes and insurance                                    705              683
                                                                     -------          -------
    Net cash provided by (used in)
      financing activities                                            12,666          (12,263)
                                                                     -------          -------

Net increase (decrease) in cash and
  cash equivalents                                                    (1,731)            (636)

Cash and cash equivalents at beginning of period                       3,005            2,180
                                                                     -------          -------
Cash and cash equivalents at end of period                              1274            1,544
                                                                     -------          -------
                                                                     -------          -------

Supplemental disclosures of cash flow
    information
    Cash paid for
      Interest                                                          2533            2,209
      Income taxes                                                        40               --

    Transfers from loans to real estate
      acquired through foreclosure                                        --                9

           Notes to Consolidated Financial Statements
                          (Unaudited)

(1)  Basis of Presentation

The financial information of First Mutual Bancorp, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The financial information has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of the interim periods ended March 31, 1996, are not necessarily indicative of the results expected for the year ending December 31, 1996.

(2)  Conversion

On June 30, 1995, First Mutual Bank, S.B. (the "Bank") converted from a state chartered mutual savings bank to a state charted stock savings bank. The Bank issued all of its common stock to the Company and at the same time the Company issued 4,700,000 shares of common stock at $10.00 per share to the ESOP, certain depositors of the Bank, and certain members of the general public, all pursuant to a plan of conversion (the "Conversion").

The ESOP purchased 376,000 shares of common stock representing 8% of the total issued shares. The ESOP borrowed $3,760,000 from the Company to purchase the stock using the stock as collateral for the loan. The loan is to be repaid principally from the Bank's contributions to the ESOP over a period of up to 10 years.

(3)  Earnings Per Share of Common Stock

Primary and fully diluted earnings per share were computed by dividing net income by 4,343,110, the weighted average number of net shares of common stock outstanding during the quarter. There were no outstanding stock options during the quarter.

(4)  Accounting Changes

  In June 1993, the Federal Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 states that impaired loans will be recorded at the present value of future principal and interest expected to be collected using the loan's contractual interest rate adjusted for deferred fees and unamortized premium/discounts. SFAS No. 114 is effective for the Company in its fiscal year ended December 31, 1995. This accounting change did not have a material impact on the capital, financial condition or net income of the Company or the Bank.

Effective January 1, 1996, the Company will adopt Statement of Financial Accounting Standards NO. 123 (SFAS 123), "Accounting for Stock Based Compensation." This statement encourages companies to use a fair value method to account for stock based compensation plans. If such a method is not used, companies must disclose the pro forma effect on net income and earnings per share had this method been adopted. Management does not believe that this statement will have a material effect on the Company.

(5)  Accounting for Mortgage Servicing Rights

In May 1995, the FASB released SFAS No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122 requires mortgage banking enterprises to recognize the rights to service mortgage loans for others as a separate asset however those rights are acquired. The Statement applies to fiscal years beginning after December 15, 1995, and is not expected to materially impact the capital, financial position or net income of the Company or the Bank.


Mortgage loans originated by the Company and serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans are summarized as follows:

                            March 31, 1996    March 31, 1995
                            --------------    --------------
Mortgage loan portfolios
  serviced for
    FHLMC                    $42,474           $37,595
    Other Investors            3,698             3,149
                             -------           -------
      Total                  $46,172           $40,744
                             -------           -------
                             -------           -------

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $600,000 and $538,000 at March 31, 1996, and March 31, 1995, respectively.

The following summarizes the Company's secondary mortgage market activities, which consist solely of fixed rate one-to-four family real estate loans:
PAGE

                                    Three Months Ended
                            March 31, 1996    March 31, 1995
                            --------------    --------------
Activity during the period
  Loans Originated for
  resale                     $3,865             $1,140
  Proceeds from sale of
    loans originated for
    resale                    4,465                856
  Gain (loss) on sale of
    loans originated for
    resale                       69                  5
  Loan servicing fees            30                 28

Balance at end of period
  Loans held for sale
  (secured by one-to-four
  family residences)            915              1,447

The following summarizes the Company's activity in Mortgage
Servicing Rights for the three months ended March 31, 1996:


                                   Mortgage
                              Servicing Rights
Balance - January 1, 1996          $   -
Additions                             41
Amortization                           -
Provision for impairment               -
                                   -----
Balance - March 31, 1996           $  41
                                   -----
                                   -----


(6)  Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
- - - -------------------

Total assets increased $9.6 million, or 3.5%, to $285.3 million at March 31, 1996, from $275.7 million at December 31, 1995.

Loans receivable (excluding loans held for sale) increased $11.1 million, or 5.1%, to $229.3 million at March 31, 1996, from $218.2 million at December 31, 1995, reflecting the continuing deployment of capital raised in the conversion. In addition to a $5.8 million, or 2.8%, increase in real estate loans, consumer and other loans increased $4.7 million, or 68.1%, to $11.6 million at March 31, 1996 from $6.9 million at the end of the earlier period. The increase in consumer and other loans was primarily due to the origination of $4.5 million in indirect dealer auto loans.

Deposits increased $3.3 million, or 1.7%, from $192.5 million at December 31, 1995, to $195.8 million at March 31, 1996. This increase was primarily due to offering more competitive rates in order to attract additional depositors to fund increases in loans receivable.

Advances from the Federal Home Loan Bank increased by $8.6 million from $4.1 million at December 31, 1995, to $12.7 million at March 31, 1996. This increase was primarily due to fund the increase in loans receivable.

Accrued expenses and other liabilities decreased $3.6 million from $6.2 million at December 31, 1995, to $2.6 million at March 31, 1996. This decrease was primarily due to the decrease in outstanding loan disbursement checks from the earlier period.

Non-performing assets were $468,000 as of March 31, 1996 and $767,000 as of December 31, 1995. The following table sets forth the amounts and categories of non-performing assets.

                            March 31, 1996      December 31, 1995
                            --------------      -----------------
Non-Performing Loans:
  One to four family         $415                $705
  Consumer                      -                  11
  Total                       415                 716

Total Real Estate Owned        53                  51
                             ----                ----
Total Non-performing assets  $468                $767
                             ----                ----
                             ----                ----

Total Non-performing assets
  to total assets            .16%                .28%

Liquidity and Capital Resources
- - - -------------------------------

The Company's primary sources of funds are deposits, funds received from the sale, amortization, and prepayment of loans, advances from the Federal Home Loan Bank, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company also borrows funds from the Federal Home Loan Bank based on need, comparative costs, and availability at the time. Assets of the Company qualifying for regulatory liquidity totalled $43.7 million at March 31, 1996.

As of March 31, 1996, the Company had total equity capital of $72.1 million. All the minimum levels of regulatory capital required by the Federal Reserve Board for the Company and the Federal Deposit Insurance Corporation for the Bank were met.

Results of Operations

General. Net income for the three months ended March 31, 1996, was $758,000 compared to $495,000 for the same period in 1995.
The increase was primarily due to the increase in net interest income of $635,000 to $2,560,000 for the three months ended March
31, 1996, compared to $1,925,000 for the same period in 1995.
The increase in net interest income was primarily due to the increase in interest earning assets as a result of the $41.6 million in net proceeds received from the stock conversion, which closed June 30, 1995.

The Bank's deposit liabilities are insured by the SAIF fund of the FDIC. Separate bills approved by the United States House of Representatives and the United States Senate provide for a one-time surcharge of approximately .80% to .90% on SAIF-insured deposits to recapitalize the SAIF. If such bills become law, this one-time surcharge would amount to a charge to Company earnings of approximately $1.6 million to $1.8 million based on the March 31, 1995, assessment base.

Interest Income.  Interest income for the three months ended
March 31, 1996 increased $852,000, or 20.5%, from the earlier period. The increase was primarily due to the increase in average earning assets of $44.6 million, or 19.6%, for the three months ended March 31, 1996, as compared to the same period in 1995, reflecting primarily the investment of proceeds from the initial stock offering. To a lesser extent, the increase in interest income was also due to the increased average yield on earning assets, which increased to 7.38% from 7.33% in the earlier period.

Interest Expense. Interest expense increased $217,000, or 9.7%, for the three months ended March 31, 1996, as compared to the same period in 1995, primarily due to the increased average cost of funds to 4.80% from 4.38% during the earlier period.

Net Interest Income.  Net interest income increased $635,000, or
33.0% for the three months ended March 31, 1996, as compared to the same period in 1995. The increase was primarily due to the increase in average earning assets of $44.6 million, reflecting primarily the investment of proceeds from the initial stock offering. This was partially offset by the decrease in the net interest rate spread to 2.58% for the first quarter of 1996, as compared to 2.95% for the same period in 1995.

Provision for Loan Losses. The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio including commercial real estate and commercial business loans, the Bank's past loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of underlying loan collateral, current and to a lesser extent, expected future economic conditions. During the three months ended March 31, 1996, an additional $25,000 provision for loan loss was recorded primarily as a result of the overall increase in the loan portfolio, as well as changes in the loan portfolio mix, especially the increase in commercial and consumer loans. Bank management did not make any provision to the allowance for loan losses for the same period in 1995. This lack of provision was indicative of management's assessment of the adequacy of the allowance, given the trends in historical loss experience of the portfolio and the then current economic condition. The Bank's ratio of allowance for loan losses to non-performing loans was 289.64% at March 31, 1996, compared to 163.69% at December 31, 1995.

Non-Interest Income. Non-interest income, consisting primarily of service charges and fees on loans and deposit accounts, net gain on sale of mortgage loans, investment sales commissions, and loan servicing fees increased $85,000, or 46.2%, for the three months ended March 31, 1996, as compared to the same period in 1995. This was primarily due to the $64,000 increase in the net gain on sale of mortgage loans. A large part of the increase in the net gain on sale of mortgage loans was due to the implementation of FASB 122, which provides for the capitalization of originated mortgage servicing rights. Approximately $41,000 of originated mortgage servicing rights was capitalized during the three months ended March 31, 1996. To a lesser extent, the increase in non-interest income is due to the $10,000 increase in deposit service fee income from $69,000 in the earlier period to $79,000 for the current period.

Non-Interest Expense. Non-interest expense, consisting primarily of employee compensation and benefits, premises and equipment expenses, federal deposit insurance premiums, data processing, PAGE advertising and promotion, and other miscellaneous items increased $267,000 or 19.9%, for the three months ended March 31, 1996, as compared to the same period in 1995, primarily due to the increase in compensation and benefits of $159,000, or 21.8%, and to a lesser extent to the increase in other expenses of $70,000, or 49.6%, from the earlier period.

Income Tax Expenses.  Income tax expenses increased $165,000, or
61.1%, for the three months ended March 31, 1996, as compared to the same period in 1995 as a result of the increased earnings before taxes.

                   PART II.  OTHER INFORMATION


ITEM 1.   Legal Proceedings

          There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.   CHANGES IN SECURITIES

          NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE

ITEM 5.   OTHER INFORMATION

          NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          NONE

PAGE

                           SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FIRST MUTUAL BANCORP, INC.
                              (Registrant)



Date: 5/14/96            By:  (S) Paul K. Reynolds
                              Paul K. Reynolds
                              President and Chief
                              Executive Officer



Date: 5/14/96            By:  (S) G. Lynn Brinkman
                              G. Lynn Brinkman
                              Vice President,
                              Secretary, Treasurer and
                              Chief Financial Officer
