Form 10-Q
period 1996-06-30
FIRST MUTUAL BANCORP INC
filed 1996-08-14
CIK 934738

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

               ----------------------------------

                           FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996

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

     Yes [X]   No [ ]
     Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,700,000 shares of the Registrant's common stock outstanding as of June 30, 1996. Included were 338,400 unearned ESOP shares.

                    FIRST MUTUAL BANCORP, INC.

                              INDEX

                                                            Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements                            1

          Consolidated Statements of Financial Condition
          as of June 30, 1996, and December 31, 1995          2

          Consolidated Statements of Income for the Three
          and Six Months Ended June 30, 1996  and 1995        3

          Consolidated Statements of Changes in
          Stockholders' Equity for the Six Months Ended
          June 30, 1996                                       4

          Consolidated Statements  of Cash Flows for the
          Six Months Ended June 30, 1996  and 1995            5

          Notes to Consolidated Financial Statements          7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations   9

PART II.  OTHER  INFORMATION                                 13

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
PAGE

                    FIRST MUTUAL BANCORP, INC.
          Consolidated Statements of Financial Condition
                              (Dollars in Thousands)
                           (Unaudited)

                                                      June 30,             December 31,
                                                        1996                   1995
                                                    ------------           -------------
ASSETS
  Cash and cash equivalents                          $  2,481              $  3,005
  Interest-bearing deposits with financial
    institutions                                       11,457                13,735
  Securities held-to-maturity
   (Estimated fair value: June 30, 1996 $20,977)       20,997                    --
   (Estimated fair value: December 31, 1995 $20,075)       --                19,953
  Securities available for sale                         7,940                 9,038
  Loans held for sale                                   1,110                 1,447
  Loans receivable, net                               245,697               218,179
  Federal Home Loan Bank stock                          2,033                 1,920
  Accrued interest receivable                           2,173                 1,944
  Foreclosed real estate, net of allowance for losses      67                    51
  Premises and equipment                                3,305                 2,955
  Cash surrender value of life insurance                3,139                 3,070
  Other assets                                          1,291                   379
                                                     --------              --------
TOTAL ASSETS                                         $301,690              $275,676
                                                     --------              --------
                                                     --------              --------

LIABILITIES AND STOCKHOLDERS' EQUITY
    LIABILITIES:
  Deposits                                           $201,335              $192,468
  Advances from borrowers for taxes and insurance       1,354                 1,411
  Advances from Federal Home Loan Bank                 27,300                 4,100
  Accrued expenses and other liabilities                2,256                 6,169
                                                     --------              --------
TOTAL LIABILITIES                                     232,245               204,148
    STOCKHOLDERS' EQUITY:
  Common stock $.10 par value;
   8,000,000 shares authorized;
   issued 4,700,000 shares                                470                   470
  Additional paid in capital                           45,032                44,980
  Unearned ESOP shares                                 (3,384)               (3,572)
  Retained earnings, substantially restricted          30,340                29,604
  Treasury stock at cost - 235,000 shares              (2,988)                   --
  Unrealized gain (loss) on securities available
   for sale, net of tax                                   (25)                   46
                                                     --------              --------
TOTAL STOCKHOLDERS' EQUITY                             69,445                71,528
                                                     --------              --------
                                                     --------              --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $301,690              $275,676
                                                     --------              --------
                                                     --------              --------

Number of Shares Outstanding, Net of Unearned
  ESOP Shares                                        4,126,600             4,342,800

Book Value Per Share                                   $16.83                $16.47

PAGE

                    FIRST MUTUAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                      (DOLLARS IN THOUSANDS)
                           (UNAUDITED)

                                      Six Months Ended June 30,      Three Months Ended June 30,
                                      -------------------------      ---------------------------
                                        1996            1995            1996            1995
                                      ---------      ----------      ----------       ----------
Interest income
  Loans receivable
    First mortgage loans              $   8,198      $   7,552       $   4,145      $   3,849
    Consumer and other loans                606            221             394            112
    Commercial loans                        220             21             115             20
  Investment securities                     878            614             428            316
  Other interest-earning assets             391            206             195            153
                                      ---------      ---------       ---------      ---------
    Total interest income                10,293          8,614           5,277          4,450

Interest expense
  Deposits                                4,685          4,496           2,348          2,369
  Federal Home Loan Bank advances           380            234             261            123
  Other                                      18             --              18             --
                                      ---------      ---------       ---------      ---------
    Total interest expense                5,083          4,730           2,627          2,492
                                      ---------      ---------       ---------      ---------
Net interest income                       5,210          3,884           2,650          1,958

Provision for loan losses                    50             --              25             --
                                      ---------      ---------       ---------      ---------

Net interest income after provision
  for loan losses                         5,160          3,884           2,625          1,958

Noninterest income
  Gain (loss) on sales of loans             116             31              47             26
  Deposit service fee income                166            139              87             70
  Loan servicing fees                        61             56              31             28
  Investment sales commissions               63             36              36             16
  Other                                     128            133              64             71
                                      ---------      ---------       ---------      ---------
    Total noninterest income                534            395             265            211

Noninterest expense
  Compensation and benefits               1,853          1,464             965            735
  Occupancy and equipment                   378            304             203            154
  SAIF deposit insurance premium            225            231             113            116
  Advertising and promotion                 219            120             143             67
  Data processing                           198            180             110             91
  Printing, postage, stationery,
    and supplies                            131            104              73             42
  Net expense on foreclosed
    real estate operations                    3              6               2              3
  Net (gain) loss on sale of
    real estate owned including
    provisions for losses                     -             13               -             10
  Other                                     491            304             280            163
                                      ---------       --------       ---------       --------
    Total noninterest expense             3,500          2,726           1,889          1,381
                                      ---------       --------       ---------       --------
Income before income taxes                2,194          1,553           1,001            788

Income taxes                                865            545             430            275
                                      ---------       --------       ---------       --------
Net income                                1,329          1,008             571            513
                                      ---------       --------       ---------       --------
                                      ---------       --------       ---------       --------

Average Number of Shares Outstanding,
       Net of Unearned ESOP Shares    4,315,530            N/A       4,287,949            N/A
Earnings per Common Share                  0.31            N/A            0.14            N/A

Dividends per Common Share
  based on 4,700,000
  Gross Outstanding Shares                 0.14            N/A            0.07            N/A

PAGE

                        FIRST MUTUAL BANCORP, INC.
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (DOLLARS IN THOUSANDS)
                               (UNAUDITED)

                                                                                           Unrealized
                                                                   Retained               Gains (Losses)
                                          Additional  Unearned     Earnings-              on Securities
                                 Common    Paid-in      ESOP     Substantially   Treasury   Available
                                  Stock    Capital     Shares     Restricted      Stock     For Sale       Total
- ----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992     $    --  $    --     $    --    $23,421         $    --    $    --        $23,421

Net income                            --       --          --      2,658              --         --          2,658

Balance at December 31, 1993          --       --          --     26,079              --         --         26,079

Net income                            --       --          --      1,732              --         --          1,732
                                 -------  -------     -------    -------         -------    -------        -------

Balance at December 31, 1994          --       --          --     27,811              --         --         27,811


June 30, 1995 stock offering         470   44,930      (3,760)        --              --         --         41,640

ESOP shares earned
     (7/1/95 - 12/31/95)              --       50         188         --              --         --            238

Net income (1/1/95 - 12/31/95)        --       --          --      2,398              --         --          2,398

Unrealized gain on securities
 available for sale, net of tax       --       --          --         --              --         46             46

Cash dividends declared               --       --          --       (605)             --         --           (605)
                                 -------  -------     -------    -------         -------    -------        -------
                                 -------  -------     -------    -------         -------    -------        -------

Balance at December 31, 1995         470   44,980      (3,572)    29,604              --         46         71,528

ESOP Shares Earned
(1/1/96 - 3/31/96)                    --       5229       188         --              --         --            240
Net Income
(1/1/96 - 3/31/96)                    --       --          --      1,329              --         --          1,329

Common stock purchased                --       --          --         --          (2,988)        --         (2,988)

Unrealized gain (loss) on
     Securities net of tax            --       --          --         --              --        (71)           (71)

Cash dividends declared               --       --          --       (593)             --         --           (593)
                                 -------  -------     -------    -------         -------    -------        -------
Balance at June 30, 1996         $   470  $45,009     ($3,384)   $30,340         $(2,988)   $   (25)       $69,445
                                 -------  -------     -------    -------         -------    -------        -------
                                 -------  -------     -------    -------         -------    -------        -------

PAGE

                    FIRST MUTUAL BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)

                                                                      Six Months Ended June 30,
                                                                       1996              1995
- ---------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                                         $ 1,329          $ 1,008
  Adjustments to reconcile net income to
    net cash from operating activities
    Depreciation and amortization                                        165              134
    Amortization of premiums and
      discounts on mortgaged-backed
      and investment securities, net                                      53               49
    ESOP Compensation                                                    240               --
    Origination of loans held for sale                                (7,927)          (5,245)
    Proceeds from sale of loans                                        8,380            3,988
    Change in net deferred loan
      origination costs                                                  (84)             (17)
    Change in deferred income taxes                                       14               18
    Provision for loan losses                                             50               --
    Provision for losses on foreclosed real estate                        --                8
    Net (gain) loss on sales of loans                                   (116)             (31)
    Federal Home Loan Bank stock dividends                                --              (29)
    Net (gain) loss on sale of foreclosed
      real estate                                                         --                5
    Change in
      Accrued interest receivable                                       (229)             (98)
      Cash surrender value of
        life insurance                                                   (69)             (71)
      Other assets                                                      (893)             143
      Accrued expenses and other
        liabilities                                                   (4,200)             445
                                                                     -------          -------
      Net cash provided by
        operating activities                                          (3,287)             307

Cash flows from investing activities
  Net (increase) decrease in loans receivable                        (19,445)            (416)
  Proceeds from maturity of investment
    securities - Held to Maturity                                     12,465           13,500
  Proceeds from maturity of investment securities
    Available for Sale                                                 4,003               --
  Purchase of investment securities - Held to Maturity               (13,561)          (9,040)
  Purchase of investment securities - Available for Sale              (3,022)              --
  Investments in
    Loans purchased                                                   (8,051)          (7,799)
    Federal Home Loan Bank stock                                        (113)              --
    Premises and equipment                                              (503)             (74)
    Foreclosed real estate                                                (5)             (16)

Cash flows from investing activities (Continued)
  Net (increase) decrease in interest-bearing
    deposits with financial institutions                               2,278          (27,826)
  Proceeds from sales of foreclosed
    real estate                                                           --              147
                                                                     -------          -------
    Net cash provided by (used in)
      investing activities                                           (25,954)         (31,524)

Cash flows from financing activities
  Net increase (decrease) in deposits                                  8,867           (4,156)
  Net change in advances from
    Federal Home Loan Bank                                            23,200          (19,600)
  Net increase (decrease) in advances from
    borrowers for taxes and insurance                                    (57)              54
  Proceeds from stock offering                                            --           41,640
  Refunds due stock subscribers and accrued
    stock offering expenses                                               --           11,390
  Purchase of Treasury Stock                                          (2,988)              --
  Dividends Paid                                                        (305)              --
                                                                     -------          -------
    Net cash provided by (used in)
      financing activities                                            28,717           29,328
                                                                     -------          -------

Net increase (decrease) in cash and
  cash equivalents                                                      (524)          (1,889)

Cash and cash equivalents at beginning of period                       3,005            2,180
                                                                     -------          -------
Cash and cash equivalents at end of period                             2,481              291
                                                                     -------          -------
                                                                     -------          -------

Supplemental disclosures of cash flow
    information
    Cash paid for
      Interest                                                         5,077            4,524
      Income taxes                                                       974              462

    Transfers from loans to real estate
      acquired through foreclosure                                        49               94

    Real estate owned sales financed
      through loan origination                                            --               16

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

The results of the interim periods ended June 30, 1996 are not necessarily indicative of the results expected for the year ending December 31, 1996.

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

(3)  Earnings Per Share of Common Stock

Primary and fully diluted earnings per share were computed by dividing net income by 4,287,949, the weighted average number of net shares of common stock outstanding during the quarter. There were no outstanding stock options during the quarter.

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

In June, 1996, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Extinguishments of Liabilities." SFAS No. 125 provides accounting, and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1996 and early or retroactive application is not permitted. Management anticipates that the adoption of SFAS No. 125 will not have a material impact on the financial condition or operations of the Bank.

(5)  Use of Estimates in the Preparation of Financial Statements

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Financial Condition

Total assets increased $26.0 million, or 9.4%, to $301.7 million at June 30, 1996 from $275.7 million at December 31, 1995.

Loans receivable (excluding loans held for sale) increased $27.5 million, or 12.6%, to $245.7 million at June 30, 1996, from $218.2 million at December 31, 1995, reflecting the continuing deployment of capital raised in the conversion and the increase in loan originations. In addition to a $10.4 million, or 5.0%, increase in real estate loans, consumer and other loans increased $14.8 million, or 214.5%, to $21.7 million at June 30, 1996, from $6.9 million at the end of the earlier period. The increase in consumer and other loans was primarily due to the origination of $14.6 million in indirect dealer auto loans during 1996.

Deposits increased $8.8 million, or 4.6% from $192.5 million at December 31, 1995, to $201.3 million at June 30, 1996. This increase was primarily due to offering new deposit products and more competitive rates in order to attract additional depositors to fund increases in loans receivable.

Advances from the Federal Home Loan Bank increased by $23.2 million from $4.1 million at December 31, 1995, to $27.3 million at June 30, 1996. This increase was primarily due to fund the increase in loans receivable.

Accrued expenses and other liabilities decreased $3.9 million from $6.2 million at December 31, 1995, to $2.3 million at June 30, 1996. This decrease was primarily due to the decrease in outstanding loan disbursement checks from the earlier period.

Non-performing assets were $1,033,000 as of June 30, 1996, and $767,000 as of December 31, 1995. The following table sets forth the amounts and categories of non-performing assets.

                            June 30, 1996      December 31, 1995
                            --------------      -----------------
Non-Performing Loans:
  One to four family         $  929                $705
  Consumer                       37                  11
                             ------                ----
  Total                         966                 716

Total Real Estate Owned          67                  51
                             ------                ----
Total Non-performing assets  $1,033                $767
                             ------                ----
                             ------                ----

Total Non-performing assets
  to total assets              .34%                .28%

Liquidity and Capital Resources
- -------------------------------

The Company's primary sources of funds are deposits, funds received from the sale, amortization, and prepayment of loans, advances from the Federal Home Loan Bank, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company also borrows funds from the Federal Home Loan Bank based on need, comparative costs, and availability at the time. Assets of the Company qualifying for regulatory liquidity totaled $42.4 million at June 30, 1996.

As of June 30, 1996, the Company had total equity capital of $69.4 million. All the minimum levels of regulatory capital required by the Federal Reserve Board for the Company and the Federal Deposit Insurance Corporation for the Bank were met.

Results of Operations
- ---------------------

General. Net income for the three months ended June 30, 1996, was $571,000 compared to $513,000 for the same period in 1995.
The increase was primarily due to the increase in net interest income of $692,000 to $2,650,000 for the three months ended June
30, 1996, compared to $1,958,000 for the same period in 1995.
This was partially offset by the increase in non-interest expense of $508,000 to $1,889,000 for the three months ended June 30, 1996 compared to $1,381,000 for the earlier period. The increase in net interest income was primarily due to the increase in interest earning assets as a result of the $41.6 million in net proceeds received from the stock conversion, which closed June
30, 1995. The increase in non-interest expense was primarily due to the increase in compensation and benefits and other expenses.

Net income for the six months ended June 30, 1996, was $1,329,000 compared to $1,008,000 for the same period in 1995. This increase was also primarily attributable to the increase in net interest income of $1,326,000 to $5,210,000 in 1996 from $3,884,000 during the same period in 1995. This increase was partially offset by the $774,000 increase in non-interest expense from the earlier period. The increase in net interest income was primarily due to the net proceeds received from the stock conversion. The increase in non-interest expense was primarily due to the increase in compensation and benefits and other expenses.

The Bank's deposit liabilities are insured by the SAIF fund of the FDIC. Separate bills approved by the United States Senate provide for a one-time surcharge of approximately .80% to .90% on SAIF-insured deposits to recapitalize the SAIF. If such bills become law, this one-time surcharge would amount to a charge to Company earnings of approximately $1.6 million to $1.8 million based on the March 31, 1995 assessment base.

Interest Income.  Interest income for the three months ended June
30, 1996, increased $827,000, or 18.6%, and $1,679,000, or 19.5%
for the six months ended June 30, 1996, from the earlier periods.
The increases were primarily due to the increase in average earning assets of $38.3 million, or 15.6%, for the three months and $41.5 million, or 17.6%, for the six months ended June 30, 1996, as compared to the same periods in 1995, reflecting primarily the investment of proceeds from the initial stock offering and the increase in loan originations during 1996. To a lesser extent, the increase in interest income was also due to the increased average yield on earning assets, which increased to 7.43% from 7.25% for the three month period and 7.41% from 7.29% for the six month period.

Interest Expense. Interest expense increased $135,000, or 5.4%, for the three months ended June 30, 1996, and $353,000, or 7.5%, for the six months ended June 30, 1996, as compared to the same periods in 1995, primarily due to the increase in average interest paying liabilities which increased $15.3 million, or 7.5%, for the three month period and $7.7 million, or 3.8% for the six month period.

Net Interest Income.  Net interest income increased $692,000, or
35.3%, for the three months ended June 30, 1996, and $1,326,000, or 34.1%, for the six months ended June 30, 1996, as compared to the same periods in 1995. The increases were primarily due to the increase in average earning assets of $38.3 million for the three month period and $41.5 million for the six month period, reflecting primarily the investment of proceeds from the initial stock offering.

Provisions for Loan Losses. The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio including commercial real estate and commercial business loans, the Bank's past loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of underlying loan collateral, current and to a lesser extent, expected future economic conditions. During the three and six months ended June 30, 1996, $25,000 and $50,000 provision for loan losses were recorded primarily as a result of the overall increase in the loan portfolio, as well as changes in the loan portfolio mix, especially the increase in commercial and consumer loans. Bank management did not make any provision to the allowance for loan losses for the same period in 1995. This lack of provision was indicative of management's assessment of the adequacy of the allowance, given the trends in historical loss experience of the portfolio and the then current economic conditions. The Bank's ratio of allowance for loan losses to non-performing loans was 129.92% at June 30, 1996, compared to 163.69% at December 31,
1995.

Non-Interest Income. Non-interest income, consisting primarily of service charges and fees on loans and deposit accounts, net gain on sale of mortgage loans, investment sales commissions, and loan servicing fees increased $54,000, or 25.6%, for the three months ended June 30, 1996, as compared to the same period in 1995. This was primarily due to the $21,000 increase in the net gain on sale of mortgage loans, $20,000 increase in investment sales commissions, and the $17,000 increase in deposit service fee income. Non-interest income increased $139,000, or 35.2%, for the six months ended June 30, 1996, as compared to the earlier period. This was primarily due to the $85,000 increase in net gain on sale of mortgage loans and to a lesser extent, the $27,000 increase in deposit service fee income. A large part of the increase in the net gain on sale of mortgage loans was due to the implementation of FASB 122, which provides for the capitalization of originated mortgage servicing rights.
Approximately $32,000 of originated mortgage servicing rights was capitalized during the three months ended June 30, 1996 and approximately $73,000 was capitalized during the six months ended
June 30, 1996.

Non-Interest Expense. Non interest expense, consisting primarily of employee compensation and benefits, premises and equipment expenses, federal deposit insurance premiums, data processing, advertising and promotion, and other miscellaneous items increased $508,000, or 36.8% for the three months ended June 30, 1996, as compared to the same period in 1995, primarily due to the increase in compensation and benefits of $230,000 or 31.3%, and to a lesser extent to the increase in other expenses of $117,000, or 71.8%, from the earlier period. The increase in other expenses is primarily due to the additional expenses incurred related to being a public company. Non interest expense increased $774,000, or 28.4%, for the six months ended June 30, 1996, as compared to the earlier period, primarily due to the increase in compensation and benefits of $389,000, or 26.6%, and to a lesser extent to the increase in other expenses of $187,000, or 61.5%, from the earlier period. A large part of the increase in other expenses was due to the additional expenses incurred related to being a public company.

Income Tax Expenses.  Income tax expenses increased $155,000, or
56.4%, for the three months ended June 30, 1996, and $320,000, or 58.7%, for the six months ended June 30, 1996, as compared to the same periods in 1995 as a result of the increased earnings before taxes and the result of an audit by the State of Illinois
Department of Revenue for years prior to 1995.

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


                              FIRST MUTUAL BANCORP, INC.
                              (Registrant)



Date: 8/13/96            By:  (S) Philip Duffy
                              Philip Duffy
                              Senior Vice President



Date: 8/13/96            By:  (S) G. Lynn Brinkman
                              G. Lynn Brinkman
                              Vice President,
                              Secretary, Treasurer and
                              Chief Financial Officer
