Form 10-Q
period 1996-09-30
FIRST MUTUAL BANCORP INC
filed 1996-11-13
CIK 934738

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                             ____________________________

                                      FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended September 30, 1996

                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to __________

                           Commission File Number: 0-26184


                              FIRST MUTUAL BANCORP, INC.
                (Exact name of registrant as specified in its charter)


            DELAWARE                                            37-1339075
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


                    135 EAST MAIN STREET, DECATUR, ILLINOIS 62523
                       (Address of principle executive offices)


Registrant's telephone number, including area code:  (217) 429-2306


 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Former name, former address and former fiscal year, if changed since last report

     Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X   No
         ---     ----
     Yes  X   No
         ---     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 4,173,600 shares of the Registrant's common stock outstanding as of September 30, 1996. Included were 329,000 unearned ESOP shares.

                              FIRST MUTUAL BANCORP, INC.

                                        INDEX

                                                                          Page

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements........................................ 1

             Consolidated Statements of Financial Condition as of
                  September 30, 1996, and December 31,1995............... 2

             Consolidated Statements of Income for the Three and Nine
                  Months Ended September 30, 1996  and 1995.............. 3

             Consolidated Statements of Changes in Stockholders' Equity
                  for the Nine Months Ended September 30, 1996........... 4

             Consolidated Statements  of Cash Flows for the Nine Months
                  Ended September 30, 1996  and 1995 .................... 5

             Notes to Consolidated Financial Statements.................. 7


    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................... 9


PART II.  OTHER INFORMATION..............................................14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              FIRST MUTUAL BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

                                                                                     SEPTEMBER 30, 1996         DECEMBER 31, 1995
                                                                                     -----------------          -----------------

ASSETS
    Cash and cash equivalents                                                              $2,762                     $3,005
    Interest-bearing deposits with financial institutions                                   7,323                     13,735
    Securities held-to-maturity
      (Estimated fair value:  September 30, 1996  $21,032)                                 21,021                         --
      (Estimated fair value:  December 31, 1995  $20,075)                                      --                     19,953
    Securities available for sale                                                           4,956                      9,038
    Loans held for sale                                                                       773                      1,447
    Loans receivable, net                                                                 266,702                    218,179
    Federal Home Loan Bank stock                                                            2,400                      1,920
    Accrued interest receivable                                                             1,832                      1,944
    Foreclosed real estate, net of allowance for losses                                        77                         51
    Premises and equipment                                                                 3,418                      2,955
    Cash surrender value of life insurance                                                  3,176                      3,070
    Other assets                                                                            1,941                        379
                                                                                        ---------                  ---------
TOTAL ASSETS                                                                             $316,381                   $275,676
                                                                                        ---------                  ---------
                                                                                        ---------                  ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Deposits                                                                             $204,082                   $192,468
    Advances from borrowers for taxes and insurance                                           733                      1,411
    Advances from Federal Home Loan Bank                                                   44,600                      4,100
    Accrued expenses and other liabilities                                                  3,900                      6,169
                                                                                        --------                   ---------

TOTAL LIABILITIES                                                                        253,315                     204,148


STOCKHOLDERS' EQUITY
    Common stock $.10 par value;
    8,000,000 shares authorized;
    issued 4,700,000 shares                                                                  470                         470
    Additional paid in capital                                                            45,061                      44,980
    Unearned ESOP shares                                                                  (3,290)                     (3,572)
    Unearned MRP shares                                                                   (1,609)                         --
    Retained earnings, substantially restricted                                           29,430                      29,604
    Treasury Stock at cost - 526,400 shares                                               (6,980)                         --
    Unrealized gain (loss) on securities available for sale,
    net of tax                                                                               (16)                         46
                                                                                        --------                   ---------

TOTAL STOCKHOLDERS' EQUITY                                                                63,066                      71,528
                                                                                        --------                   ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $316,381                    $275,676
                                                                                        --------                   ---------
                                                                                        --------                   ---------


NUMBER OF SHARES OUTSTANDING, NET OF UNEARNED
    ESOP SHARES                                                                        3,844,600                   4,342,800

BOOK VALUE PER SHARE                                                                      $16.40                      $16.47


                                                   FIRST MUTUAL BANCORP, INC.
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                    (DOLLARS IN THOUSANDS)
                                                         (UNAUDITED)

                                                      NINE MONTHS ENDED                             THREE MONTHS ENDED
                                         -----------------------------------------      -----------------------------------------
                                         September 30, 1996     September 30, 1995      September 30, 1996     September 30, 1995
                                         ------------------     ------------------      ------------------     ------------------

Interest income
  Loans receivable
    First mortgage loans                       $12,449               $11,455                  $4,251                 $3,903
    Consumer and other loans                     1,201                   341                     595                    120
    Commercial loans                               344                    49                     124                     28
  Investment securities                          1,289                 1,027                     411                    413
  Other interest-earning assets                    553                   563                     162                    357
                                               -------               -------                  ------                 ------
    Total interest income                       15,836                13,435                   5,543                  4,821


INTEREST EXPENSE
  Deposits                                       7,174                 6,854                   2,489                  2,358
  Federal Home Loan Bank advances                  851                   234                     471                    ---
  Other                                             19                   ---                       1                    ---
                                               -------               -------                  ------                 ------

    Total interest expense                       8,044                 7,088                   2,961                  2,358
                                               -------               -------                  ------                 ------

Net interest income                              7,792                 6,347                   2,582                  2,463

Provision for loan losses                           75                   ---                      25                    ---
                                               -------               -------                  ------                 ------

Net interest income after provision
  for loan losses                                7,717                 6,347                   2,557                  2,463

Noninterest income
  Gain on sales of loans                           154                    59                      38                     28
  Deposit service fee income                       259                   216                      93                     77
  Loan servicing fees                               92                    85                      31                     29
  Investment sales commissions                      91                    56                      28                     20
  Other                                            194                   202                      66                     69
                                               -------               -------                  ------                 ------

    Total noninterest income                       790                   618                     256                    223


Noninterest expense
  Compensation and benefits                      3,367                 2,268                   1,514                    804
  Occupancy and equipment                          606                   472                     228                    168
  SAIF deposit insurance premium                   339                   346                     114                    115
  FDIC Special Assessment                        1,314                   ---                   1,314                    ---
  Advertising and promotion                        329                   162                     110                     42
  Data processing                                  310                   262                     112                     82
  Printing, postage, stationery, and supplies      235                   165                     104                     61
  Net expense on foreclosed real estate
    operations                                       8                     9                       3                      3
  Net (gain) loss on sale of real estate
    owned including provisions for losses            1                    13                       1                    ---
  Other                                            825                   481                     334                    177
                                               -------               -------                  ------                 ------
    Total noninterest expense                    7,334                 4,178                   3,834                  1,452
                                               -------               -------                  ------                 ------

Income (loss) before income taxes                1,173                 2,787                  (1,021)                 1,234

Income taxes (benefit)                             449                 1,000                    (416)                   455
                                               -------               -------                  ------                 ------

Net income (loss)                                 $724                $1,787                   ($605)                  $779
                                               -------               -------                  ------                 ------
                                               -------               -------                  ------                 ------

Average number of shares outstanding
  Net of unearned ESOP shares                4,243,373                   N/A               4,099,059              4,324,204
Average number of shares outstanding
  Net of unearned ESOP shares
  and outstanding stock options              4,251,926                   N/A               4,124,719              4,324,204
Earnings (loss) per common share                  $.17                   N/A                   ($.14)                  $.18
Earnings (loss) per common share -
  fully diluted                                   $.17                   N/A                   ($.14)                  $.18
Dividends per common share based
  on gross outstanding shares                     $.22                   N/A                    $.08                   $.07

                                                                     Page 3

                                     FIRST MUTUAL BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      (DOLLARS IN THOUSANDS)
                                            (UNAUDITED)


                                                                                                               UNREALIZED
                                                                                         RETAINED            GAIN (LOSS) ON
                                               ADDITIONAL   UNEARNED    UNEARNED       EARNINGS -              SECURITIES
                                      COMMON      PAID IN       ESOP         MRP    SUBSTANTIALLY   TREASURY    AVAILABLE
                                       STOCK      CAPITAL     SHARES      SHARES       RESTRICTED      STOCK     FOR SALE     TOTAL
                                      ------   ----------   --------    --------    -------------   -------- --------------   -----

Balance at December 31, 1992            $ --        $ --      $  --       $  --        $23,421         $  --        $  --  $23,421

Net income                                --          --         --          --          2,658            --           --    2,658
                                      ------       ------    ------      ------       --------        ------       ------  -------

Balance at December 31, 1993              --          --         --          --         26,079            --           --   26,079

Net income                                --          --         --          --          1,732            --                 1,732
                                      ------       ------    ------      ------       --------       -------       ------  -------

Balance at December 31, 1994              --          --         --          --         27,811            --           --   27,811


June 30, 1995 stock offering              470      44,930    (3,760)         --             --            --           --   41,640

ESOP shares earned
     (7/1/95 - 12/31/95)                   --          50       188          --             --            --           --      238

Net income (1/1/95 - 12/31/95)             --          --        --          --          2,398            --           --    2,398

Unrealized gain on securities
    available for sale, net of tax         --          --        --          --             --            --           46       46

Cash dividends declared                    --          --        --          --           (605)           --           --     (605)
                                       ------      ------    ------      ------       --------        ------       ------   ------

Balance at December 31, 1995              470      44,980    (3,572)         --         29,604            --           46   71,528


ESOP Shares Earned
    (1/1/96 - 9/30/96)                       --          76       282          --             --            --           -     358

Common Stock Purchased                     --          --        --          --             --         (9,079)         --   (9,079)

MRP Shares Awarded                         --          --        --      (2,099)            --          2,099          --       --

MRP Shares Earned
    (1/1/96 - 9/30/96)                     --          --        --         490             --             --          --      490

Net Income
    (1/1/96 - 9/30/96)                     --          --        --          --            724             --          --      724

Cash dividends declared                    --           5        --          --           (898)            --          --     (893)

Unrealized gain (loss) on
    Securities net of tax                  --          --        --          --             --             --         (62)     (62)
                                       ------     -------   --------    --------       -------        --------       ----- -------

Balance at September 30, 1996            $470     $45,061   ($3,290)    ($1,609)       $29,430        ($6,980)       ($16) $63,066
                                       ------     -------   --------    --------       -------        --------       ----- -------
                                       ------     -------   --------    --------       -------        --------       ----- -------

                                                           Page 4

                                      FIRST MUTUAL BANCORP, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (DOLLARS IN THOUSANDS)
                                             (UNAUDITED)


                                                                   NINE MONTHS ENDED
                                                         --------------------------------------
                                                         SEPTEMBER 30, 1996  SEPTEMBER 30, 1995
                                                         ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $724              $1,787
  Adjustments to reconcile net income to
    net cash from operating activities
    Depreciation and amortization                                       269                 205
    Amortization of premiums and
      discounts on mortgaged-backed
      and investment securities, net                                     58                  77
    ESOP Compensation                                                   358                 114
    MRP Compensation                                                    490                  --
    Origination of loans held for sale                              (10,326)             (8,705)
    Proceeds from sale of loans                                      11,154               7,889
    Change in net deferred loan
      origination costs                                                (162)                (35)
    Change in deferred income taxes                                      74                  40
    Provision for loan losses                                            75                  --
    Provision for losses on foreclosed
      real estate                                                        --                   8
    Net (gain) loss on sales of investment securities                     4                  --
    Net (gain) loss on sales of loans                                  (154)                (59)
    Federal Home Loan Bank stock dividends                               --                 (29)
    Net (gain) loss on sale of foreclosed
      real estate                                                         1                   5
    Change in
      Accrued interest receivable                                       112                 (540)
      Cash surrender value of
        life insurance                                                 (106)                (109)
      Other assets                                                   (1,620)                 186
      Accrued expenses and other
        liabilities                                                  (2,570)                 422
                                                                  ---------             --------

      Net cash provided by (used in)
        operating activities                                         (1,619)               1,256


CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in loans receivable                       (36,074)                 829
  Proceeds from maturity of investment
    securities - Held to Maturity                                    13,465               15,500
  Proceeds from maturity of investment securities
    Available for Sale                                                7,006                   --
  Purchase of investment securities - Held to Maturity              (14,598)             (18,453)
  Purchase of investment securities - Available for Sale             (3,022)              (3,032)
  Investments in
    Loans purchased                                                 (12,450)             (10,125)
    Federal Home Loan Bank stock                                       (480)                  --
    Premises and equipment                                             (708)                 (147)
    Foreclosed real estate                                              (11)                  (16)

                                                Page 5

                                                                     NINE MONTHS ENDED
                                                         -----------------------------------------
                                                         SEPTEMBER 30, 1996     SEPTEMBER 30, 1995
                                                         ------------------     ------------------
CASH FLOWS FROM INVESTING ACTIVITIES (CONTINUED)

  Net (increase) decrease in interest-bearing
    deposits with financial institutions                             $6,412               ($1,065)
  Proceeds from sales of foreclosed
    real estate                                                          72                    147
                                                                   --------               --------

    Net cash used in
      investing activities                                          (40,388)               (16,362)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                11,614                 (6,955)
  Net change in advances from
    Federal Home Loan Bank                                           40,500                (19,600)
  Net decrease in advances from
    borrowers for taxes and insurance                                  (678)                  (568)
  Proceeds from stock offering                                           --                 41,640
  Purchase of Treasury Stock                                         (9,079)                    --
  Dividends Paid                                                       (593)                    --
                                                                   --------               --------

    Net cash provided by
      financing activities                                           41,764                 14,517
                                                                   --------               --------


  Net decrease in cash and
    cash equivalents                                                   (243)                  (589)
  Cash and cash equivalents at beginning of period                    3,005                  2,180
                                                                   --------               --------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $2,762                 $1,591
                                                                   --------               --------
                                                                   --------               --------



Supplemental disclosures of cash flow
  information
    Cash paid for
    Interest                                                         $7,842                 $6,884
    Income taxes                                                        998                    883

    Transfers from loans to real estate
      acquired through foreclosure                                       88                     94

    Real estate owned sales financed
      through loan origination                                           --                     16



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

The results of the interim periods ended September 30, 1996 are not necessarily indicative of the results expected for the year ending December 31, 1996.

(2)  CONVERSION

On June 30, 1995, First Mutual Bank, S.B. (the "Bank") converted from a state-chartered mutual savings bank to a state-chartered stock savings bank.
The Bank issued all of its common stock to the Company and at the same time the Company issued 4,700,000 shares of common stock at $10.00 per share to the ESOP, certain depositors of the Bank, and certain members of the general public, all pursuant to a plan of conversion (the "Conversion").

The ESOP purchased 376,000 shares of common stock representing 8% of the total issued shares at a price of $10.00 per share. The ESOP borrowed $3,760,000 from the Company to purchase the stock using the stock as collateral for the loan. The loan is to be repaid principally from the Bank's contributions to the ESOP over a period of up to 10 years.

(3)  EARNINGS PER SHARE OF COMMON STOCK

Primary and fully diluted earnings per share were computed by dividing net
income by 4,099,059, and 4,124,719 respectively,    the weighted average number
of net shares of common stock outstanding during the three months ended September 30, 1996. There were 407,600 outstanding stock options from July 25, 1996 to the end of the quarter at an exercise price of $11.75 per share.

(4)  ACCOUNTING CHANGES

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

Effective January 1, 1996, the Company will adopt Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation." This statement encourages companies to use a fair value method to account for stock based compensation plans. If such a method is not used, companies must disclose the pro forma effect on net income and earnings per share had this method been adopted. Management does not believe that this statement will have a material effect on the capital, financial condition or net income of the Company or the Bank.

In June, 1996, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Extinguishments of Liabilities." SFAS No. 125 provides accounting, and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1996 and early or retroactive application is not permitted. Management anticipates that the adoption of SFAS No. 125 will not have a material impact on the capital, financial condition or net income of the Company or the Bank.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

FINANCIAL CONDITION

Total assets increased $40.7 million, or 14.8%, to $316.4 million at September 30, 1996 from $275.7 million at December 31, 1995.

Loans receivable (excluding loans held for sale) increased $48.5 million, or 22.2%, to $266.7 million at September 30, 1996, from $218.2 million at December 31, 1995, reflecting the continuing deployment of capital raised in the conversion and the increase in loan originations during 1996.

Deposits increased $11.6 million, or 6.0% from $192.5 million at December 31, 1995, to $204.1 million at September 30, 1996. This increase was primarily due to offering new deposit products and more competitive rates in order to attract additional depositors to fund increases in loans receivable.

Advances from the Federal Home Loan Bank increased by $40.5 million from $4.1 million at December 31, 1995, to $44.6 million at September 30, 1996. This increase was primarily due to fund the increase in loans receivable.

Accrued expenses and other liabilities decreased $2.3 million from $6.2 million at December 31, 1995, to $3.9 million at September 30, 1996. This decrease was primarily due to the decrease in outstanding loan disbursement checks from the earlier period.

Non-performing assets were $475,000 as of September 30, 1996, and $767,000 as of December 31, 1995. The following table sets forth the amounts and categories of non-performing assets.

                                         SEPTEMBER 30, 1996  DECEMBER 31, 1995
                                         ------------------  -----------------

Non-Performing Loans:
    One to four family                   $281                      $705
    Consumer                               71                        11
    Commercial                             23                        -
                                         ----                      ----
    Total                                 375                       716

Total Repossessed Assets                   23                        -

Total Real Estate Owned                    77                        51
                                         ----                      ----
Total Non-performing assets            $  475                      $767
                                       ------                      ----
                                       ------                      ----
Total Non-performing assets
  to total assets                         .15%                      .28%

                                        PAGE 9

During the three months ended September 30, 1996, 470,000 shares of common stock or 10% of the shares issued at the time of conversion, were purchased by the Company in open market transactions at an average price of $12.96 per share. In the three months ended June 30, 1996, 235,000 shares of common stock or 5% of the shares issued at the time of conversion, were purchased by the Company in open market transactions at an average price of $12.71 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, funds received from the sale, amortization, and prepayment of loans, advances from the Federal Home Loan Bank, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company also borrows funds from the Federal Home Loan Bank based on need, comparative costs, and availability at the time. Assets of the Company qualifying for regulatory liquidity totaled $32.7 million at September 30, 1996.

As of September 30, 1996, the Company had total equity capital of $63.1 million and the Bank had total equity Capital of $50.3 million.
All the minimum levels of regulatory capital required by the Federal Reserve Board for the Company and the Federal Deposit Insurance Corporation for the Bank were met.

RESULTS OF OPERATIONS

GENERAL. The net loss for the three months ended September 30, 1996 was $605,000 compared to net income of $779,000 for the same period in 1995. The decrease was primarily due to an FDIC special assessment of $1,314,000, resulting in an after-tax charge of approximately $805,000. Additionally, the adoption of the Recognition and Retention Plan on July 25, 1996, resulted in additional compensation and benefits expense of approximately $490,000 for the quarter and an after-tax charge of approximately $300,000.

Net income for the nine months ended September 30, 1996, was $724,000 compared to $1,787,000 for the same period in 1995. The decrease was primarily due to the increase in non-interest expense of $3,156,000 to $7,334,000 in 1996 from $4,178,000 for the same period in 1995. Of the $3,156,000 increase in non-interest expense, $1,314,000 was attributable to the FDIC special assessment. This increase was partially offset by the increase in net interest income of $1,445,000 from the earlier period primarily due to the interest income earned on the net proceeds from the stock conversion on June 30, 1995.

The Bank's deposit liabilities are insured by the SAIF fund of the FDIC. On September 30, 1996, a special assessment of 65.7 basis points was applied against all SAIF-assessable deposits of financial institutions as of March 31, 1995 in order to recapitalize the SAIF deposit insurance fund. The Bank was assessed $1,314,000, resulting in an after-tax charge of approximately $805,000. As a result, SAIF insured financial institutions, including First Mutual Bank, the Company's bank subsidiary, will see a benefit in reduction of deposit insurance premiums beginning January 1, 1997. The Bank's annual premium is expected to be reduced approximately 16.6 basis points from the current 23 basis points to 6.4 basis points.

INTEREST INCOME. Interest income for the three and nine months ended September 30, 1996, increased $722,000 or 15.0%, and $2,401,000, or 17.9%, respectively, from the earlier periods. The increases were primarily due to the increase in average earning assets of $41.0 million, or 15.9%, for the three months and $41.3 million, or 17.0%, for the nine months ended September 30, 1996, as compared to the same periods in 1995, reflecting primarily the investment of proceeds from the initial stock offering and the increase in loan originations during 1996. For the three months ended September 30, 1996, this was partially offset by the decrease in the average yield on earning assets from 7.47% in the earlier period to 7.41% in the current period. For the nine month period ended September 30, 1996, the average yield on earning assets increased to 7.41% from 7.35% in the earlier period and contributed to the increase in interest income.

INTEREST EXPENSE. Interest expense increased $603,000 or 25.6%, for the three months ended September 30, 1996, and $956,000, or 13.5%, for the nine months ended September 30, 1996, as compared to the same periods in 1995, primarily due to the increase in average interest paying liabilities, which increased $48.1 million, or 24.9%, for the three month period and 21.1 million, or 10.5% for the nine month period.

NET INTEREST INCOME. Net interest income increased $119,000, or 4.8%, for the three months ended September 30, 1996, and $1,445,000, or 22.8%, for the nine months ended September 30, 1996, as compared to the same periods in 1995. The increase for the three month period was primarily due to the increase in average earning assets of $41.0 million as a result of the increase of loan originations
from the earlier period.   The increase for the nine month period was primarily
due to the $41.3 million increase in average earning assets reflecting primarily the investment of proceeds from the initial stock offering and the increase in loan originations from the earlier period. The interest rate spread was 2.49% and 2.57%, respectively, for the three and nine months ended September 30, 1996, which was lower than the 2.58% and 2.64% interest rate spread for the three and nine months ended September 30, 1995.

PROVISIONS FOR LOAN LOSSES. The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio including commercial real estate and commercial business loans, the Bank's past loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of underlying loan collateral, current and to a lesser extent, expected future economic conditions. During the three and nine months ended September 30, 1996, $25,000 and $75,000 provision for loan losses, respectively, were recorded primarily as a result of the overall increase in the loan portfolio, as well as changes in the loan portfolio mix, especially the increase in commercial and consumer loans. Bank management did not make any provision to the allowance for loan losses for the same periods in 1995. This lack of provision was indicative of management's assessment of the adequacy of the allowance, given the trends in historical loss experience of the portfolio and the then current economic conditions. The Bank's ratio of allowance for loan losses to non-performing loans was 332.27% at September 30, 1996, compared to 163.69% at December 31, 1995.

NON-INTEREST INCOME. Non-interest income, consisting primarily of service charges and fees on loans and deposit accounts, net gain on sale of mortgage loans, investment sales commissions, and loan servicing fees increased $33,000, or 14.8%, for the three months ended September 30, 1996, as compared to the same period in 1995. This was primarily due to a $16,000 increase in deposit service income, $10,000 increase in the net gain on sale of mortgage loans, and $8,000 increase in investment sales commissions. Non-interest income increased $172,000, or 27.8%, for the nine months ended September 30, 1996, as compared to the earlier period. This was primarily due to a $95,000 increase in net gain on sale of mortgage loans, $43,000 increase in deposit service fee income, and $35,000 increase in investment sales commissions. A large part of the increase in the net gain on sale of mortgage loans was due to the implementation of FASB 122, which provides for the capitalization of originated mortgage servicing rights. Approximately $13,000 of originated mortgage servicing rights was capitalized during the three months ended September 30, 1996 and approximately $87,000 was capitalized during the nine months ended September 30, 1996.

NON-INTEREST EXPENSE. Non interest expense, consisting primarily of employee compensation and benefits, premises and equipment expenses, federal deposit insurance premiums, data processing, advertising and promotion, and other miscellaneous items increased $2,382,000, or 164.0% for the three months ended September 30, 1996, as compared to the same period in 1995, primarily due to the FDIC Special Assessment of $1,314,000, and to a lesser extent to the increase in compensation and benefits of $710,000, or 88.3%, from the earlier period. $490,000 of the increase in compensation and benefits was due to the adoption of the 1996 Recognition and Retention Plan. Non interest expense increased $3,156,000, or 75.5%, for the nine months ended September 30, 1996, as compared to the earlier period, primarily due to the FDIC Special Assessment of $1,314,000, and to a lesser extend to the increase in compensation and benefits of $1,099,000, or 48.5%, from the earlier period. $490,000 of the increase in compensation and benefits was due to the adoption of the 1996 Recognition and Retention Plan.

INCOME TAX EXPENSES. Income tax expenses decreased $871,000, for the three months ended September 30, 1996, and $551,000 for the nine months ended September 30, 1996, as compared to the same periods in 1995 as a result of the decreased earnings before taxes.

SUBSEQUENT EVENTS. Paul K. Reynolds, President and Chief Executive Officer of First Mutual Bank, S.B., today announced that the Bank has entered into a letter of intent with First of America Bank -- Illinois, N.A. ("FOA") to acquire FOA's branch offices in Lincoln, Taylorville and Pontiac, Illinois.

The combined branches have approximately $160 million in total deposits. In addition to assuming the deposits attributable to the branches, First Mutual Bank has agreed to acquire certain assets associated with the branches, including the consumer and commercial loans. First Mutual Bank intends to continue to operate from FOA's current locations in Lincoln, Taylorville and Pontiac. The branch acquisitions are subject to the negotiation of a definitive agreement between First Mutual Bank and FOA, and approval by the Federal Deposit Insurance Corporation and the Illinois Commissioner of Banks and Real Estate.


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

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders was held at the Company's main office, 135 East Main Street, Decatur, Illinois, on July 25, 1996.

         Robert D. Nichols and Roy M. Ousley were elected directors for terms of three years.

         The Company's 1996 Stock Option Plan authorized the grant of stock option and limited rights to purchase 470,000 shares, or 10% of the shares of common stock issued to stockholders in the initial offering.
         The options are to be granted to Paul K. Reynolds, the Company's
         President, executive officers as a group, outside directors, and employees as a group. By a vote of 2,715,642 For; 636,744 Against;
         and 40,493 Abstain, the 1996 Stock Option Plan was ratified and approved by the stockholders.

         The Company's 1996 Recognition and Retention Plan authorized the award of 188,000 shares of the Company's stock to Paul K. Reynolds, the Company's President, executive officers as a group, non employee directors, and employees as a group as a method of providing certain key employees and non employee directors of the Company with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Bank and the Company. By a vote of 2,595,901 For; 816,396 Against; and 40,115 Abstain, the 1996
         Recognition and Retention Plan was ratified and approved by the stockholders.

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         NONE

                                       Page 14

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST MUTUAL BANCORP, INC.
                             (Registrant)



Date:  11/13/96         By:  /s/ Paul K. Reynolds
                             -----------------------------
                             President and Chief Executive
                             Officer


Date:  11/13/96         By: /s/ G. Lynn Brinkman
                            ------------------------------
                             Vice President,
                             Secretary, Treasurer and
                             Chief Financial Officer