Form 10-K405
period 1996-12-31
FIRST MUTUAL BANCORP INC
filed 1997-03-31
CIK 934738

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED] For the Year Ended December 31, 1996
                                        OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED]

       For the transition period from              to
                                     -------------  ----------------
       Commission File Number:  0-26184

                              FIRST MUTUAL BANCORP, INC.
                              --------------------------
                (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                   37-1339075
                   --------                                ----------------
    (State or Other Jurisdiction of Inc. or Orgn.)    (I.R.S. Employer ID No.)

    135 EAST MAIN STREET, DECATUR, ILLINOIS                     62523
    ---------------------------------------                     -----
    (Address of Principal Executive Office)                  (Zip Code)

                                    (217) 429-2306
                                    --------------
                           (Registrant's telephone number)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
             -----------------------------------------------------------

                                         NONE

             SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
             -----------------------------------------------------------

                       COMMON STOCK, PAR VALUE $0.10 PER SHARE
                       ---------------------------------------

                                   (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days.  YES    X   NO
                                         -----    -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

    As of March 26, 1997, there were issued and outstanding 3,741,670 shares of the Registrant's Common Stock.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and ask price of such stock as of March 26, 1997 was approximately $56.125 million.


                         DOCUMENTS INCORPORATED BY REFERENCE

1. Parts II and III of Form 10-K--Portions of Annual Report to Stockholders for the year ended December 31, 1996.
2. Part III of Form 10-K--Portions of Proxy Statement for 1997 Annual Meeting of Stockholders.

                                        PART I

ITEM 1.  BUSINESS

FIRST MUTUAL BANCORP, INC.

    First Mutual Bancorp, Inc. (the "Company") is a Delaware corporation that was organized in December 1994. On June 30, 1995, the Company acquired 100% of the capital stock of First Mutual Bank, S.B. (the "Bank"), and sold 4,700,000 shares of common stock in a subscription offering for a purchase price of $10.00 per share (the "Offering"). Net proceeds from the Offering were $41.6 million. The Company retained 50% of the net Offering proceeds and used a portion of the proceeds to originate a loan to the Bank's Employee Stock Ownership Plan, and used the balance of the net proceeds to purchase all of the common stock of the Bank. Immediately following the Offering, the only significant assets of the Company were the common stock of the Bank, the loan to the ESOP, and $18.9 million in cash, cash equivalents, and certificates of deposit.

    The business of the Company and its subsidiaries will be discussed herein as activities of the Company (on a consolidated basis), and references to the Company's historical investment activities include the activities of the Bank prior to June 30, 1995 unless otherwise noted.

    The Company employs executive officers and a support staff if and as the need arises. Such personnel are provided by the Bank and are paid separate remuneration for such services. At December 31, 1996, the Company had total consolidated assets of $331.8 million, total consolidated deposits of $202.9 million, and consolidated stockholders' equity of $62.2 million. The Company's executive office is located at 135 East Main Street, Decatur, Illinois 62523 and its telephone number is (217) 429-2306.

FIRST MUTUAL BANK, S.B.

    First Mutual Bank, S.B. is an Illinois-chartered savings bank headquartered in Decatur, Illinois. The Bank's deposits are insured by the FDIC under the SAIF. The Bank has been a member of the Federal Home Loan Bank System since 1953.

    The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area and using such funds, together with borrowings and funds from other sources, to originate mortgage loans secured by one- to four-family residential real estate. The Bank also originates commercial and multi-family loans, and consumer loans. At December 31, 1996, residential one- to four-family loans represented 75.3% of the Bank's net loan portfolio, and commercial and multi-family loans represented 12.1% of the Bank's net loan portfolio.

    The Bank also invests in mortgage-backed securities primarily issued or guaranteed by the United States Government or agencies thereof and maintains a portion of its assets in liquid investments, such as overnight funds at the FHLB of Chicago, and deposits in other financial institutions. At December 31, 1996, such liquid investments, which included interest-earning deposits in other financial institutions, and United States Government and federal agency obligations, totalled $29.7 million, or 9.0% of total assets.

    The Bank's principal sources of funds are deposits, funds received from the sale, amortization and prepayment of loans and advances from the FHLB of Chicago. Principal sources of income are interest income on mortgage loans, consumer loans, commercial loans and investment securities, investment sales commissions, deposit service fee income, fees for mortgage loan servicing and gain on sale of loans. The Bank's principal expenses are interest paid on deposits and employee compensation and benefits.

    The Bank is headquartered in Decatur, Illinois and operates nine offices in its market area of Central Illinois consisting of Macon, DeWitt, Shelby and Champaign Counties.

MARKET AREA/LOCAL ECONOMY

    The Company conducts operations through its main office in Decatur, Illinois, which is located in Central Illinois, and through eight branch offices in three nearby counties. The population of Decatur is approximately 85,000 and the population of the Company's primary market area is approximately 332,000 as of the 1990 census. Most employment in the Company's primary market area is in the agriculture and agriculture-related industries, but also includes significant construction equipment, automotive, manufacturing and service businesses. At December 31, 1996, the unemployment rate in Macon County was 8.1%, Shelby County was 6.0%, DeWitt County was 5.4%, and Champaign County was 3.1% compared to the national rate of 5.4%. Major employers in the Company's primary market area include Caterpillar Tractor Co., Inc., A.E. Staley Co., Inc., The Archer Daniels Midland Company, The University of Illinois, Firestone Tire & Rubber Company, and Illinois Power Company.

    The Company's business and operating results are significantly affected by the general economic conditions prevalent in its primary market area. The Bank's primary market area is projected to experience only moderate population growth for the foreseeable future.

    The Company faces significant competition in attracting deposits from commercial banks, other savings institutions and credit unions. The Company also faces significant competition in the origination of loans from savings institutions, mortgage banking companies, insurance companies and commercial banks, many of which have greater financial and marketing resources. Notwithstanding the foregoing, the Company's deposit market share has remained stable.

RECENT DEVELOPMENTS

    On January 3, 1997, the Bank completed an acquisition of three branch offices from First of America Bank-Illinois, N.A. ("FOA"). The branch offices, located in Lincoln, Taylorville and Pontiac, Illinois included an aggregate of approximately $146 million in deposits, certain real estate and personal property associated with the branches, and certain loans associated with the branches. The consideration paid to the Company for the assumption of deposits in excess of assets acquired was approximately $120.5 million. The Bank intends to continue to operate the acquired branches as banking branches in a manner previously operated by FOA.

ANALYSIS OF LOAN PORTFOLIO

    Set forth below is selected data relating to the composition of the Company's loan portfolio, including loans held for sale, by type of loan as of the dates indicated.






                                                                          AT DECEMBER 31,
                         -----------------------------------------------------------------------------------------------------------
                                 1996                   1995                  1994                    1993               1992
                         ---------------------   -------------------   --------------------  -------------------- ------------------
                          AMOUNT       PERCENT    AMOUNT   PERCENT      AMOUNT     PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                         --------     --------   -------- ---------    --------   ---------  --------  ---------  --------   -------
                                                                      (DOLLARS IN THOUSANDS)
Real estate loans:
  Residential one- to
    four-family (1). . .  $213,082      75.25%   $187,381     85.32%   $179,578     90.29%  $176,424      88.32%  $164,579   87.29%
  Commercial and
    multi-family . . . .    34,306      12.11      23,168     10.55      16,992      8.55     21,713      10.87     22,177   11.76
                          --------    ------     --------    ------    --------    ------   --------      ------  --------   -----
    Total real estate
    loans. . . . . . . .   247,388      87.36     210,549     95.87     196,570     98.84    198,137      99.19    186,756   99.05
Commercial loans . . . .     7,775       2.75       4,289      1.95          --        --         --         --         --      --
Consumer loans:
  Auto . . . . . . . . .    29,111      10.28       3,390      1.55       1,429       .72      1,201        .60        744     .39
  Home improvement . . .       931       0.33         795       .36         595       .30        459        .23        453     .24
  Home equity. . . . . .     1,149       0.41       1,233       .56       1,337       .67      1,415        .71        876     .46
  Passbook . . . . . . .       256       0.09         222       .10         249       .12        305        .15        367     .20
  Student. . . . . . . .        --         --          --        --         246       .12        392        .20        189     .10
  Other. . . . . . . . .     2,153       0.76       1,338       .61       1,026       .52      1,032        .52      1,450     .77
                          --------    ------     --------    ------    --------    ------   --------     ------   --------  ------
   Total consumer loans.    33,600      11.87       6,978      3.18       4,882      2.45      4,804       2.41      4,079    2.16
                          --------    ------     --------    ------    --------    ------   --------     ------   --------  ------
   Total loans receivable  288,763     101.98     221,816    101.00     201,452    101.29    202,941     101.60    190,835  101.21

Less:
 Undisbursed loan proceeds   4,656       1.65       1,139       .52       1,480       .74     2,080        1.04      1,152     .61
 Unearned discount and net
  deferred loan fees/(costs)  (306)     (0.11)       (121)     (.05)        (62)     (.03)      (13)       (.01)        19     .01
 Allowance for loan losses   1,244       0.44       1,172       .53       1,148       .58     1,129         .57      1,112     .59
                          --------    ------     --------    ------    --------    ------  --------      ------   --------  ------
  Total loans receivable,
      net. . . . . . . .  $283,169    100.00%    $219,626    100.00%   $198,886    100.00% $199,745      100.00%  $188,552  100.00%
                          --------    ------     --------    ------    --------    ------  --------      ------   --------  ------
                          --------    ------     --------    ------    --------    ------  --------      ------   --------  ------

____________________________________
(1)  Including loans held for sale.

ORIGINATIONS, PURCHASES AND SALES OF LOANS

  Set forth below is a table showing the Company's loan originations, purchases, sales and repayments for the periods indicated.




                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1996          1995          1994
                                                              ----------     ---------     --------
                                                                          (IN THOUSANDS)

Loans receivable at beginning of period . . . . . . .        $221,816       $201,452       $202,941
Originations:
Real estate:
  Residential one- to four-family:
    ARM loans . . . . . . . . . . . . . . . . . . . .          41,234         15,790         25,586
    Fixed rate loans. . . . . . . . . . . . . . . . .          28,658         23,387         23,021
  Commercial and multi-family:
    ARM loans . . . . . . . . . . . . . . . . . . . .          13,082          6,653          1,733
    Fixed rate loans. . . . . . . . . . . . . . . . .           3,707            538             --
Commercial. . . . . . . . . . . . . . . . . . . . . .          19,778          7,198             --
Consumer:
  Auto. . . . . . . . . . . . . . . . . . . . . . . .          32,261          2,826            939
  Home improvement. . . . . . . . . . . . . . . . . .             615            588            412
  Home equity . . . . . . . . . . . . . . . . . . . .           1,085          1,206          1,158
  Student . . . . . . . . . . . . . . . . . . . . . .              --             71            266
  Other . . . . . . . . . . . . . . . . . . . . . . .           4,668          1,963          1,929
                                                             --------       --------       --------
     Total originations . . . . . . . . . . . . . . .         145,088         60,220         55,044

Purchases:
Real estate:
   Residential 1-4 family:
     ARM loans. . . . . . . . . . . . . . . . . . . .          17,147         14,254          3,645
                                                             --------       --------       --------
        Total purchases . . . . . . . . . . . . . . .          17,147         14,254          3,645

Transfer of mortgage loans
   to foreclosed real estate. . . . . . . . . . . . .              87            144            114
  Repayments. . . . . . . . . . . . . . . . . . . . .          82,410         42,374         48,825
  Loan sales. . . . . . . . . . . . . . . . . . . . .          12,791         11,592         11,239
                                                             --------       --------       --------
   Total loans receivable at end of period. . . . . .        $288,763       $221,816       $201,452
                                                             --------       --------       --------
                                                             --------       --------       --------

LENDING ACTIVITIES

     GENERAL. The Company's loan portfolio consists primarily of conventional mortgage loans secured by one- to four-family residences. At December 31, 1996, the Company's net loan portfolio totalled $283.2 million, of which $213.1 million, or 75.3%, consisted of one- to four-family residential mortgage loans. The remainder of the Company's net loan portfolio at such date consisted of commercial real estate and multi-family real estate loans (12.1%), consumer loans (11.9%), and commercial loans (2.8%). Historically, the principal lending activity of the Company has been the origination of mortgage loans for the purpose of financing or refinancing one- to four-family residential properties in the Company's primary market area. While the Company expects to continue this emphasis in the future, management is also attempting to increase the origination of commercial real estate and commercial business loans, as well as consumer loans, particularly as necessary to supplement one- to four-family residential mortgage lending.

     The Company has worked to make its interest-earning assets more interest rate sensitive by, among other things, originating and purchasing variable rate loans, such as ARM loans, by originating medium-term consumer loans and adjustable-rate commercial loans, and by investing primarily in short- and medium-term securities. The Company continues to actively originate fixed rate mortgage loans secured by one- to four-family residential properties with terms ranging from 10 to 30 years. One- to four-family fixed rate loans of greater than 15-year maturities are generally originated with the expectation that they will be sold in the secondary mortgage market. The Company generally retains servicing on its sold mortgage loans and receives monthly servicing fee income. In the past, the Company has had a relatively small portfolio of mortgage-backed securities. At December 31, 1996, however, the Company had no investments in mortgage-backed securities. The ability of the Company to originate ARM loans is substantially affected by market interest rates and consumer preference for fixed rate loans in lower market interest rate environments. At December 31, 1996, approximately $154.8 million, or 62.6% of the Company's mortgage loan portfolio consisted of loans with adjustable interest rates.

     For the years ended December 31, 1996, 1995 and 1994, respectively, the Company purchased $17.1 million, $14.3 million and $3.6 million of residential one- to four-family loans. For such periods, the Company did not purchase any commercial real estate and multi-family real estate loans. Such purchases in the aggregate represented less than 6.0% of the Company's total loans receivable as of December 31, 1996.

     ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The Company's primary lending activity is the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Company's primary market area. Mortgage loans originated by the Company are almost entirely secured by properties located in the Company's primary market area. If local loan demand is insufficient to meet desired levels of mortgage loan originations, the Company may originate loans in parts of central Illinois outside the Company's primary market area. The Company also purchases single-family mortgage loans from other lenders, which purchases totalled $17.1 million in 1996. The Company may continue such purchases to supplement local mortgage loan originations to the extent market conditions dictate and to the extent attractive purchases are identified. The Company uses the same underwriting criteria in evaluating the credit quality of purchased residential mortgage loans as it does for residential mortgage loans that it originates directly. As a result, there have been no significant differences in the delinquency rate of purchased versus originated residential mortgage loans. At December 31, 1996, the Company had $213.1 million, or 75.3%, of its net loan portfolio invested in mortgage loans secured by one- to four-family residences.

     The Company currently offers residential mortgage loans for terms ranging from 10 to 30 years, and with adjustable or fixed interest rates. The origination of fixed rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Company's interest rate gap position and loan products offered by the Company's competitors. Particularly in a relatively low interest rate environment, borrowers typically prefer fixed rate loans to ARM loans. Therefore, even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed rate mortgage loans. For the year ended December 31, 1996, the Company originated $28.7 million of fixed rate residential mortgage loans and $41.2 million of residential ARM loans. During 1995, the Company originated $23.4 million of fixed rate residential mortgage loans and $15.8 million of residential ARM loans. During 1994, the Company originated $23.0 million of fixed rate residential mortgage loans and $25.6 million of residential ARM loans.

     The Company offers fixed rate loans for terms ranging from 10 to 30 years. The Company's fixed rate loans generally are originated and underwritten for resale in the secondary mortgage market. Whether the Company can or will sell fixed rate loans to the secondary market, however, depends on a number of factors including the yield on the loan and the term of the loan, market conditions and the Company's current interest rate risk position. For example, 15-year fixed rate loans with above market yields are likely to be retained by the Company. The Company's fixed rate mortgage loans are amortized on a monthly basis with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

     The primary purpose of offering ARM loans is to make the Company's loan portfolio more interest rate sensitive. However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans do not offer the Company as predictable cash flows as long-term, fixed rate loans. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as market interest rates increase. It is possible, therefore, during periods of rising interest rates, that the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower.

     The Company currently offers ARM loans that adjust every 1, 3 or 5 years from the date of origination, with interest rate adjustment limitations generally of up to two percentage points per year and with a cap of up to 6 percentage points on total interest rate increases over the life of the loan. The Company has used different interest indexes for ARM loans in the past, and currently uses the Constant Maturity Treasury Index. The Company also has purchased ARM loans with various interest rate indexes. Consequently, the interest rate adjustments on the Company's portfolio of ARM loans do not reflect changes in a particular interest rate index. ARM loans secured by residential real estate totalled $125.7 million, or 59.0%, of the Company's total residential real estate loan portfolio at December 31, 1996.

     The Company's residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Company's fixed rate mortgage loan portfolio, and the Company has generally exercised its rights under these clauses.

     COMMERCIAL REAL ESTATE AND MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS.
The Company originates, and to a lesser extent purchases, commercial real estate and multi-family residential real estate loans typically secured by apartment buildings, nursing homes and commercial buildings. At December 31, 1996, $34.3 million, or 12.1%, of the Company's net loan portfolio consisted of commercial and multi-family real estate loans. At December 31, 1996, all of the Company's commercial real estate loans and multifamily residential real estate loans were secured by properties located within the State of Illinois. At that date, the largest commercial real estate loan had a principal balance of $777,000, and the largest multi-family residential real estate loan had a principal balance of $1.6 million. At December 31, 1996, no commercial or multi-family real estate loans in the Company's loan portfolio were delinquent or had been placed on non-accrual status. The Company expects to expand its investment in commercial real estate loans, subject to market conditions and the availability of attractive investment opportunities.

     Loans secured by commercial and multi-family real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related business and real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

     COMMERCIAL BUSINESS LOANS. The Company intends to continue to increase its investment in commercial business loans, subject to market conditions, the Company's underwriting guidelines, and the availability of attractive lending opportunities in the Company's market area. The Company employs an experienced senior commercial lending officer for this purpose. Such commercial business loans include working capital lines of credit, inventory and accounts receivable loans, equipment financing and term loans. Maximum loan-to-value ratios range from 50% (if used equipment is pledged) to 100% (if deposits at the Company are pledged). Loan terms vary from one year for lines of credit to 10 years for equipment, term and business acquisition loans. The interest rates on such loans can be fixed or variable.

     Commercial real estate and commercial business lending typically involve larger average loan balances and greater credit risk as compared to residential lending. In order to attempt to reduce risks related to the expected increase in the Company's commercial lending, the Company employs an experienced commercial lending officer. The Company also intends to limit its commercial business lending to small- and medium-sized businesses in its market area.

     CONSUMER LOANS. As of December 31, 1996, consumer loans totalled $33.6 million, or 11.9%, of the Company's net loans receivable. The principal types of consumer loans offered by the Company are automobile loans, home improvement loans, home equity loans and passbook loans. Consumer loans are offered on a fixed interest rate and variable interest rate basis. The Company's originations of automobile loans are primarily through its participation in the indirect dealer loan market. The Company's home improvement loans and home equity loans are generally secured by the borrower's principal residence.

     The Company's underwriting standards for consumer loans include a determination of the applicant's credit history and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is a primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

     Consumer loans tend to have higher interest rates than residential mortgage loans, but also tend to have a higher risk of default than residential mortgage loans. See "--Delinquent Loans and Non-Performing Assets" and "--Allowances for Loan Losses" for information regarding the Company's loan loss experience and reserve policy.

     LOAN MATURITY SCHEDULE. The following table sets forth certain information at December 31, 1996 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity. Scheduled principal repayments are included in the maturity category in which the payment is due. Demand loans, loans having no stated schedule of repayments, and overdrafts are reported as due in one year or less.



                                                                          4          6           11
                                                                       THROUGH    THROUGH      THROUGH     BEYOND
                                  YEAR 1       YEAR 2       YEAR 3     5 YEARS    10 YEARS     15 YEARS    15 YEARS      TOTAL
                                  ------       ------       ------     -------    --------     --------    --------    ---------

                                                                           (IN THOUSANDS)

Real estate loans:
  Residential one- to
    four-family . . . . . . .    $13,170      $9,886      $10,083     $21,283      $54,478     $33,529      $70,653    $213,082
  Commercial real estate. . .      7,757       1,481        1,310       2,390       16,689       2,711        1,968      34,306
Commercial loans. . . . . . .      6,282         424          513         506           50          --           --       7,775
Consumer loans. . . . . . . .      9,388       7,099        6,971       9,639          503          --           --      33,600
                                   -----       -----        -----       -----          ---          --           --      ------
     Total. . . . . . . . . .    $36,597     $18,890      $18,877     $33,818      $71,720     $36,240      $72,621    $288,763
                                 -------     -------      -------     -------      -------     -------      -------    --------
                                 -------     -------      -------     -------      -------     -------      -------    --------


The following table sets forth the dollar amount of all loans at December 31, 1996 that are scheduled to mature after December 31, 1997 and that have predetermined interest rates and floating or adjustable interest rates.


                                                            FLOATING OR
                                             FIXED RATE   ADJUSTABLE RATE     TOTAL
                                             ----------   ---------------  -----------
                                                          (IN THOUSANDS)

Real estate loans:
  Residential one- to four-family . . .     $ 77,225          $122,687       $199,912
  Commercial real estate. . . . . . . .          855            25,694         26,549
Commercial loans. . . . . . . . . . . .        1,394                99          1,493
Consumer loans. . . . . . . . . . . . .       24,206                 6         24,212
                                            --------          --------       --------
     Total. . . . . . . . . . . . . . .     $103,680          $148,486       $252,166
                                            --------          --------       --------
                                            --------          --------       --------

     LOAN SOLICITATION AND PROCESSING.   Loan originations are derived from a
number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys and walk-in customers. Upon receipt of a loan application, a credit report is made to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Company. A loan application file is first reviewed by an underwriter in the Company's loan department who checks applications for accuracy and completeness, and verifies the information provided. Loans with principal balances of $500,000 or less must be approved by the Company's management.
Loans with principal balances between $500,001 and $2.0 million must be approved by the President and two non-employee directors of the Company. Loans with principal balances over $2.0 million and up to $3.0 million must be approved by the President and three non-employee directors of the Company. Finally, loans with principal balances in excess of $3.0 million must be approved by the Company's full Board of Directors. Fire and casualty insurance are required at the time the loan is made and throughout the term of the loan. Once the loan is approved a loan commitment is promptly issued to the borrower.

     If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. Title insurance or an attorney's opinion based on a title search of the property is required on all loans secured by real property.

     LOAN ORIGINATION FEES. In addition to interest earned on loans, the Company may charge loan origination fees. The ability of the Company to impose loan origination fees is influenced by the demand for mortgage loans and competition from other lenders in the Company's market area. In recent years, the Company has generally not charged loan origination fees. To the extent that loans are originated or acquired for the Company's portfolio, Statement of Financial Accounting Standards No. 91 ("Statement 91") requires that the Company defer loan origination fees and costs, and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees deferred under Statement 91 are recognized into income immediately upon the sale of the related loan. At December 31, 1996, the Company had $306,000 of net deferred loan costs. Loan origination fees (costs) vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

     In addition to loan origination fees, the Company also receives loan servicing fees. The Company recognized fees of $123,000, $115,000 and $111,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

     LOANS TO ONE BORROWER. The Bank is subject to the same loans-to-one-borrower limits as those applicable to national banks, which under current regulations limit loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). Illinois law regarding loans to one borrower is similar to federal law. At December 31, 1996, the Bank's largest real estate related borrower had an aggregate principal outstanding balance of $3.5 million, which balance did not exceed the Bank's loans-to-one borrower limit of $7.8 million at December 31, 1996.

REAL ESTATE LENDING GUIDELINES

     Regulations limit the amount that a savings institution may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 97% for residential property (100% for loans guaranteed by the Veterans Administration) and 90% for all other real estate loans. The Company's lending policies limit the maximum loan-to-value ratio on both fixed rate mortgage loans and ARM loans to 80% of the lesser of the appraised value or the purchase price of the property to serve as security for the loan without private mortgage insurance. The Company also makes real estate loans with loan-to-value ratios in excess of 80%. For real estate loans with loan-to-value ratios of between 80% and 90%, the Company requires the first 25% of the loan to be covered by private mortgage insurance. For real estate loans with loan-to-value ratios between 90% and 97%, the Company requires the first 30% of the loan to be covered by private mortgage insurance. The Company requires fire and casualty insurance, as well as title insurance or an opinion of counsel regarding good title, on all properties securing real estate loans made by the Company.

     Effective December 19, 1993, all financial institutions were required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Guidelines") adopted by the Federal banking agencies, including the FDIC. The Guidelines set forth uniform regulations prescribing standards for real estate lending. Real estate lending is defined as extension of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

     The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate based upon the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's board of directors at least annually. The LTV ratio framework, with an LTV ratio being the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multi-family and nonresidential) (80%); improved property (85%); and owner occupied one- to four-family residential (no maximum ratio, however, any LTV ratio in excess of 90% requires appropriate insurance or readily marketable collateral).

     Certain institutions are permitted to make real estate loans that do not conform to the established LTV ratio limits up to 100% of the institution's total capital. Within this aggregate limit, total loans for all commercial, agricultural, multi-family and other non-one- to four-family residential properties should not exceed 30% of total capital. An institution will come under increased supervisory scrutiny as the total of such loans approaches these levels. Certain loans are exempt from the LTV ratios (E.G., those guaranteed by a government agency, loans to facilitate the sale of real estate owned, and loans renewed, refinanced or restructured by the original lender(s) to the same borrower(s) where there is no advancement of new funds, etc.).

MORTGAGE-BACKED SECURITIES

     The Company occasionally invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof. Investments in mortgage-backed securities are made either directly or by exchanging mortgage loans for such securities. These securities consist primarily of adjustable rate mortgage-backed securities issued or guaranteed by the Federal National Mortgage Administration ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), and the Government National Mortgage Administration ("GNMA"). Total mortgage-backed securities decreased to zero at December 31, 1996 from $933,000 at December 31, 1992, due to repayments.

     The Company's objective in investing in mortgage-backed securities varies from time to time depending upon market interest rates, local mortgage loan demand, and the Company's level of liquidity. Mortgage-backed securities also have lower credit risk because principal and interest on these securities are either insured or guaranteed by the United States Government or agencies thereof.

     Set forth below is a table showing the Company's purchases, sales and repayments of mortgage-backed securities for the periods indicated.


                                                 YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                           1996           1995           1994
                                        ----------     ----------     ----------
                                                     (IN THOUSANDS)

Mortgage-backed securities at
  beginning of period . . . . . . . .     $  --          $  --         $  103
  Repayments. . . . . . . . . . . . .        --             --           (103)
Discount (premium) amortization . . .        --             --             --
                                          -----          -----         ------
Mortgage-backed securities at end
  of period . . . . . . . . . . . . .     $  --          $  --         $   --
                                          -----          -----         ------
                                          -----          -----         ------

     The Bank had no mortgage-backed securities at December 31, 1996, 1995 and 1994.


DELINQUENCIES, NON-PERFORMING AND CLASSIFIED ASSETS


     The Company's collection procedures provide that when a mortgage loan is 15 days past due, a computer-generated late charge notice is sent to the borrower requesting payment plus the late charge. During the first 30 days a telephone call is made or a letter is sent to the borrower, stressing the importance of reinstating the loan and obtaining reasons for the delinquency. If the delinquency continues for 60 days, a property inspection is generally made. The contact with the borrower becomes more urgent and frequent, with a demand for a definite payment plan. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, a notice of intent to foreclose is then sent to the borrower, giving 30 days to cure the delinquency. If not cured, foreclosure proceedings are initiated.

     Commercial and consumer loan customers are assessed a late charge when payment is not received within 10 days of the due date. Telephone contact is initiated within 20 days of the payment due date to request the payment and to determine if additional collection action will be needed. If a plan to remedy the delinquency cannot be carried out, legal remedies such as repossession, foreclosure and deficiency judgments are initiated.

NON-PERFORMING ASSETS

     Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Mortgage loans are placed on non-accrual status generally when either principal or interest is 90 days or more past due and management considers the interest uncollectible. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

     Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as REO until such time as it is sold. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan plus accrued interest, or its fair market value, less estimated selling expenses. Any further write-down of REO is charged against earnings.
At December 31, 1996, 1995, and 1994, the Company owned approximately $77,000, $51,000 and $67,000, respectively, net of valuation reserves, of property acquired as a result of foreclosure or by deed in lieu of foreclosure and classified as REO. In recent years, the Company has worked aggressively to reduce REO by improving collection procedures and tightening loan underwriting standards.

DELINQUENT LOANS AND NON-PERFORMING ASSETS

     The following table sets forth information regarding loans delinquent for 90 days or more and real estate owned by the Company at the dates indicated.



                                                                                 AT DECEMBER 31,
                                                           ---------------------------------------------------------
                                                            1996         1995         1994        1993        1992
                                                          --------     --------     --------    --------    --------
                                                                           (DOLLARS IN THOUSANDS)

DELINQUENT LOANS - NON-ACCRUAL:
------------------------------
  One- to four-family residential . . . . . . . . . . . .    $ 30        $179         $ 57        $249      $199(1)
  Commercial. . . . . . . . . . . . . . . . . . . . . . .      74          --           --          --           --
  Consumer. . . . . . . . . . . . . . . . . . . . . . . .       4          --           --          --           --
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    ----       -----         ----        ----       ------
     Total delinquent loans-non-accruing. . . . . . . . .     108         179           57         249          199

DELINQUENT LOANS - 90 DAYS OR MORE ACCRUING: (2)
-------------------------------------------
  One- to four-family residential . . . . . . . . . . . .     268         526          431         295          367
  Consumer loans. . . . . . . . . . . . . . . . . . . . .     124          11            6          --           14
                                                             ----        ----         ----        ----         ----
     Total delinquent loans accruing. . . . . . . . . . .     392         537          437         295          381
                                                             ----        ----         ----        ----         ----
Total non-performing loans. . . . . . . . . . . . . . . .     500         716          494         544          580
Total real estate owned (3) . . . . . . . . . . . . . . .      77          51           67          72          125
                                                             ----        ----         ----        ----         ----
       Total non-performing assets. . . . . . . . . . . .    $577        $767         $561        $616         $705
                                                             ----        ----         ----        ----         ----
                                                             ----        ----         ----        ----         ----

Total non-performing loans to net loans receivable. . . .    .18%        .33%         .25%        .27%         .31%
Total non-performing loans to total loans . . . . . . . .    .17%        .32%         .25%        .27%         .30%
Total non-performing loans to total assets. . . . . . . .    .15%        .26%         .20%        .24%         .24%
Total non-performing loans and REO to total assets. . . .    .17%        .28%         .22%        .27%         .30%

__________________________________
(1) Includes one restructured loan with a principal balance of $30,258 at December 31, 1992.
(2) Represents loans that are well secured and in the process of collection, with collection expected within 30 days.
(3) Represents property acquired by the Company through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at fair value.


     The following table sets forth information with respect to loans past due 60-89 days in the Company's portfolio at the dates indicated.



                                                                                 AT DECEMBER 31,
                                                            --------------------------------------------------------
                                                              1996        1995         1994       1993        1992
                                                            --------    --------     --------   --------    --------
                                                                           (IN THOUSANDS)

Loans past due 60-89 days:
    One- to four-family residential . . . . . . . .          $821        $596         $696        $799         $749
    Commercial real estate. . . . . . . . . . . . .            --          18           48          54           71
    Consumer loans. . . . . . . . . . . . . . . . .           260          --           23          --            2
                                                             ----         ----        ----         ----        ----
        Total past due 60-89 days . . . . . . . . .        $1,081        $614         $767        $853         $822
                                                           ------         ----        ----         ----        ----
                                                           ------         ----        ----         ----        ----

     The following table sets forth information with respect to the Company's delinquent loans and other problem assets at December 31, 1996.

                                                       AT DECEMBER 31, 1996
                                                    --------------------------
                                                        BALANCE         NUMBER
                                                    ---------------     ------
                                                    (IN THOUSANDS)

Residential real estate:
  Loans 60 to 89 days delinquent. . . . . . . . . .     $821             27
  Loans 90 days or more delinquent - Accruing . . .      268              7
  Loans - Not Accruing. . . . . . . . . . . . . . .       30              2

Commercial loans:
  Loans not accruing. . . . . . . . . . . . . . . .       74              1

Commercial real estate:
  Loans 60 to 89 days delinquent. . . . . . . . . .      260             21
  Loans 90 days or more delinquent. . . . . . . . .      124             11
Consumer loans (60 days or more delinquent) . . . .        4              1
Foreclosed real estate and repossessions. . . . . .       77              1
Loans to facilitate sale of real estate owned . . .       94              4


ALLOWANCE FOR LOAN LOSSES

     Management's policy is to provide for estimated losses on the Company's loan portfolio based on management's evaluation of the potential losses that may be incurred. The Company regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectability of interest and principal may not be reasonably assured, considers, among other factors, the estimated net realizable value of the underlying collateral, the size and risk exposure of each segment of the loan portfolio, present indicators such as delinquency rates, the borrower's current financial condition, and the potential for losses in future periods. Management calculates the general allowance for loan losses in part based on past experience, and in part based on specified percentages of loan balances. While both general and specific loss allowances are charged against earnings, general loan loss allowances are added back to capital in computing risk-based capital under federal and state regulations.

     During the year ended December 31, 1996, the Company provided $113,000 for loan losses. During the years ended December 31, 1995, 1994 and 1993, no provision for loan losses was required. During the year ended December 31, 1992, the Company provided $825,000 for loan losses. The Company's allowance for loan losses totalled $1.2 million at each of December 31, 1996 and 1995, and $1.1 million at each of December 31, 1994 and 1993. The provision for the year ended December 31, 1992 reflected, among other factors, the uncertainties in the local real estate market, the uncertainties in the local economy, the continued effects of the recent recession in the local economy, the general deterioration of real estate values locally and nationally, and the increase in loan balances. Although the Company maintains its allowance for losses on loans at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additions to the allowance for loan losses in the future. Future additions to the Company's allowance for loan losses and changes in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the economy, changes in real estate values and interest rates, changes in the mix of the loan portfolio, increases or decreases to the loan portfolio, the view of the regulatory authorities toward adequate reserve levels, and inflation. Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114 (SFAS No. 114), "Accounting by Creditors for Impairment of a Loan," which became effective on January 1, 1995.

SFAS No. 114 specifies that allowances for losses on impaired loans should be determined using the present value of estimated future cash flows of the loan, discounted at the loan's effective interest rate. The adoption of SFAS No. 114 did not have a material effect on the Company's financial position, results of operations or capital.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

     The following table sets forth the breakdown of the allowance for loan losses for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.



                                                                           YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------------
                                                          1996         1995         1994         1993        1992
                                                       ----------   ----------   ----------   ----------  ---------
                                                                           (DOLLARS IN THOUSANDS)

Total loans outstanding . . . . . . . . . . . . . .      $288,763    $221,816     $201,452    $202,941     $190,835
Average gross loans outstanding . . . . . . . . . .       255,242     211,413      200,853     197,885      186,597

Allowance balances (at beginning of period) . . . .      $  1,172    $  1,148     $  1,129    $  1,112     $    276

Provision for losses:
  Real estate . . . . . . . . . . . . . . . . . . .           113          --           --          --          825

Charge-offs:
  Real estate . . . . . . . . . . . . . . . . . . .             3           2           39          45            9
  Consumer. . . . . . . . . . . . . . . . . . . . .            63           4            1          --           --
  Commercial. . . . . . . . . . . . . . . . . . . .            19          --           --          --           --
                                                         --------    --------     --------     --------    --------
                                                               85           6           40          45            9
Recoveries:
  Real estate . . . . . . . . . . . . . . . . . . .            40          30           59          60           19
  Consumer. . . . . . . . . . . . . . . . . . . . .             4          --           --           2            1
                                                         --------    --------     --------     --------    --------
                                                               44          30           59          62           20
                                                         --------    --------     --------     --------    --------

    Net (charge-offs) recoveries. . . . . . . . . .          (41)          24           19          17           11
                                                         --------    --------     --------     --------    --------

Allowance balance (at end of period). . . . . . . .      $  1,244    $  1,172     $  1,148    $  1,129     $  1,112
                                                         --------    --------     --------     --------    --------

                                                         --------    --------     --------     --------    --------
Allowance for loan losses as a percent
  of total loans outstanding. . . . . . . . . . . .          .43%        .53%         .57%        .56%         .58%
Net (charge-offs) recoveries as a percent
  of average gross loans outstanding. . . . . . . .        (.02)%        .01%         .01%        .01%         .01%
Ratio of allowance for loan losses
  to total non-performing loans
  at end of period. . . . . . . . . . . . . . . . .       248.80%     163.69%      232.39%     207.54%      191.72%
Ratio of allowance for loan losses
  to total non-performing loans
  and REO at end of period. . . . . . . . . . . . .       215.60%     152.80%      204.63%     183.28%      157.73%

  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated.



                                                  AT DECEMBER 31,
                           -------------------------------------------------------------------------------------------------------
                                   1996                 1995                   1994                  1993                 1992
                           --------------------   ------------------   ---------------------  ------------------- ----------------
                                   % OF LOANS           % OF LOANS            % OF LOANS           % OF LOANS          % OF LOANS
                                    IN EACH              IN EACH               IN EACH              IN EACH             IN EACH
                                   CATEGORY TO          CATEGORY TO           CATEGORY TO          CATEGORY TO         CATEGORY TO
                           AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT   TOTAL LOANS   AMOUNT TOTAL LOANS AMOUNT  TOTAL LOANS
                           ------  -----------  ------  -----------  ------   -----------   ------ ----------- ------  -----------
                                                                    (DOLLARS IN THOUSANDS)
Balance at end of period
    applicable to:
  One- to four-family
    residential mortgages   $580     73.79%      $606     84.48%     $640       89.14%       $512      86.93%    $504     86.24%
  Multi-family
    residential mortgages    258      8.02        366      7.54       334        5.30         453        6.99     437      7.52
  Commercial real estate      74      3.86        121      2.90       150        3.14         140        3.71     148      4.10
  Commercial business. .      78      2.69         44      1.93        --          --          --         --       --        --
  Other. . . . . . . . .     254     11.64         35      3.15        24        2.42          24        2.37      23      2.14
                           -----     ------      ----    ------      ----      ------      ------       ------   ----     -----
    Total allowance for
     loan losses . . . .  $1,244    100.00%    $1,172    100.00%   $1,148      100.00%     $1,129     100.00%  $1,112    100.00%
                          ------    ------     ------    ------    ------      ------      ------     ------   ------    ------
                          ------    ------     ------    ------    ------      ------      ------     ------   ------    ------

INVESTMENT ACTIVITIES

     The Company's securities portfolio consists of United States Government and agency obligations, corporate debt issues, cash equivalents (including interest-earning deposits in other financial institutions), and FHLB stock. Securities totalled $32.9 million, $44.6 million and $41.6 million at December 31, 1996, 1995 and 1994, respectively. The Company's portfolio of interest-earning deposits totalled $6.7 million at December 31, 1996, compared to $13.7 million at December 31, 1995 and $15.2 million at December 31, 1994, representing a decrease of $7.0 million and $8.5 million, respectively. The Company's securities portfolio is expected to continue to change based on liquidity needs associated with loan origination activities.

     The Company's liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in the Company's loan origination and other activities.

     SECURITIES PORTFOLIO. The following table sets forth, at the dates indicated, the carrying and market values of the Company's investment securities portfolio, short-term investments and FHLB stock. At December 31, 1996, the market value of the Company's securities, interest-earning deposits in other financial institutions, and FHLB stock was $33.0 million.




                                                                                         AT DECEMBER 31,
                                                          -------------------------------------------------------------------------
                                                                    1996                     1995                     1994
                                                          ----------------------- ------------------------  -----------------------
                                                          CARRYING      MARKET     CARRYING       MARKET    CARRYING      MARKET
                                                            VALUE        VALUE      VALUE          VALUE     VALUE         VALUE
                                                          -----------  ---------- -----------   ----------  -----------  ----------
                                                                                        (IN THOUSANDS)

Securities:
  Held to maturity:
    U.S. Government and agency obligations . .              $19,007      $19,063     $19,953      $20,075     $24,580      $24,345
  Available for sale:
    U.S. Government and agency obligations . .                3,983        3,983       9,029        9,029          --           --
    Other. . . . . . . . . . . . . . . . . . .                   17           17           9            9          --           --
                                                            -------      -------      -------     -------     -------      -------
      Total investment securities. . . . . . .               23,007       23,063      28,991       29,113      24,580       24,345
Interest-earning deposits in
  other institutions . . . . . . . . . . . . .                6,730        6,730      13,735       13,735      15,174       15,174
FHLB stock . . . . . . . . . . . . . . . . . .                3,200        3,200       1,920        1,920       1,891        1,891
                                                            -------      -------      -------     -------     -------      -------
    Total investments. . . . . . . . . . . . .              $32,937      $32,993     $44,646      $44,768     $41,645      $41,410
                                                            -------      -------      -------     -------     -------      -------
                                                            -------      -------      -------     -------     -------      -------

     SECURITIES PORTFOLIO MATURITIES. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Company's securities at December 31, 1996. The average yields are based on amortized cost.





                                                            AT DECEMBER 31, 1996
                                                 ------------------------------------------
                                                                                       ANNUALIZED
                                                  AVERAGE                               WEIGHTED
                                                  LIFE IN     CARRYING     MARKET        AVERAGE
                                                   YEARS       VALUE        VALUE         YIELD
                                                 ---------  ----------   -----------  -----------
                                                             (DOLLARS IN THOUSANDS)

Securities:
  Held to maturity:
    U.S. Government agency securities. . . .        1.1      $4,967       $4,979       5.86%
    U.S. Government treasury securities. . .        0.9      14,040       14,084       5.88
  Available for sale:
    U.S. Government treasury securities. . .        1.3       3,983        3,983       5.55
                                                            -------      -------
      Total. . . . . . . . . . . . . . . . .        1.0     $22,990      $23,046       5.82%
                                                            -------      -------
                                                            -------      -------





                                                                      AT DECEMBER 31, 1996
                                                -----------------------------------------------------------
                                                    ONE YEAR OR LESS       ONE TO FIVE YEARS
                                                ------------------------  -------------------
                                                              ANNUALIZED                ANNUALIZED
                                                               WEIGHTED                 WEIGHTED
                                                 CARRYING       AVERAGE    CARRYING      AVERAGE
                                                  VALUE          YIELD      VALUE         YIELD       TOTAL
                                                 ---------    ---------   ---------     ---------   ---------
                                                                  (DOLLARS IN THOUSANDS)

Securities:
  Held to maturity:
    U.S. Government agency securities. . . .     $3,466       5.61%         $1,501        6.42%       $4,967
    U.S. Government treasury securities. . .      6,754       5.60           7,286        6.13        14,040
  Available for sale:
    U.S. Government treasury securities. . .         --         --           3,983        5.55         3,983
                                                 ------                    -------                   -------
      Total. . . . . . . . . . . . . . . . .    $10,220       5.61%        $12,770        5.99%      $22,990
                                                -------                    -------                   -------
                                                -------                    -------                   -------


SOURCES OF FUNDS

  GENERAL. Deposits are the major source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from the sale, amortization, and prepayment of loans and mortgage-backed securities, operations, and the sale or maturity of securities. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes. The Company is permitted to obtain advances from the FHLB upon the security of the capital stock of the FHLB it owns and certain of its home mortgage loans and other assets, provided certain credit standards have been met.

  DEPOSITS. Consumer and commercial deposits are attracted principally from within the Company's primary market area through the offering of a broad selection of deposit instruments including non-interest-bearing, NOW, Super NOW, passbook savings, money market deposit, term certificate accounts and individual retirement accounts. The Company occasionally accepts deposits of $100,000 or more and may offer negotiated interest rates on such deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Company does not obtain funds through brokers, nor does it solicit funds outside its market area. In recent years the Company's total deposits have remained relatively stable.

  SAVINGS PORTFOLIO. Deposits in the Company as of December 31, 1996, were represented by the various types of deposit programs described below.



WEIGHTED
AVERAGE                                                                                         PERCENTAGE
INTEREST       MINIMUM                                              MINIMUM                     OF TOTAL
  RATE          TERM           CHECKING AND SAVINGS                 AMOUNT        BALANCES       SAVINGS
---------    ----------        --------------------                --------      ----------    -----------
                              (DOLLARS IN THOUSANDS, EXCEPT MINIMUM AMOUNTS)

               None           Non interest-bearing                     $200         $2,634          1.30%
                              NOW accounts and
  2.86%        None             Super NOW                         0 - 5,000         24,416          12.03
  2.50         None           Passbooks                               0-100         14,140           6.97
  4.23         None           Money market accounts (2)         2,500-5,000         17,394           8.57


                              CERTIFICATES OF DEPOSIT(1)
                              -----------------------
  4.25         1-5  months    Fixed term, fixed rate                  2,500          1,060           0.52
  4.69         6-11 months    Fixed term, fixed rate            1,000-2,500         14,209           7.00
  5.38         12-17 months   Fixed term, fixed rate              500-5,000         50,462          24.87
  5.34         18-23 months   Fixed term, fixed rate                    100          8,304           4.09
  6.31         24-29 months   Fixed term, fixed rate            500 - 2,500         17,247           8.50
  5.95         30-35 months   Fixed term, fixed rate                    100         11,069           5.46
  5.76         36-47 months   Fixed term, fixed rate                    500         12,354           6.09
  6.01         48-59 months   Fixed term, fixed rate                    100          1,530           0.75
  6.01         60 months
                 or greater   Fixed term, fixed rate              500-2,500         24,478          12.06
  7.55         Various        Fixed term, fixed rate                  1,000           100            0.05
  5.62         Various        Negotiated jumbo/Special (2)          100,000          3,526           1.74
                                                                                  --------        -------
                                                                                  $202,923         100.00%
                                                                                  --------        -------
                                                                                  --------        -------

_________________________
(1) IRA and Keogh accounts have balances outstanding of $22,808,114.
(2) Minimum negotiable.

  DEPOSIT FLOWS. The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Company between the dates indicated.




                           BALANCE   DEPOSIT    INCR.   BALANCE    DEPOSIT     INCR.    BALANCE    DEPOSIT      INCR.
                           12/31/96     %      (DECR)   12/31/95      %       (DECR)    12/31/94      %        (DECR)
                           --------  -------   ------   --------   -------    ------    --------   -------     ------
                                                        (DOLLARS IN THOUSANDS)
Non interest-bearing demand   $2,634   1.30%     $1,200    $1,434      .75%      $241  $  1,193      .60%    $  (100)
NOW accounts and
  Super NOW . . . . . . . .   24,416   12.03      4,243    20,173    10.48         84    20,089     10.03        549
Passbooks . . . . . . . . .   14,140    6.97    (3,922)    18,062     9.39     (2,444)   20,506     10.24      (3,489)
Money market deposit
  accounts. . . . . . . . .   17,394    8.57      9,425     7,969     4.14     (2,014)    9,983      4.99      (1,752)
Certificates of deposit
  which mature:
   within 12 months . . . .   95,127   46.88     15,325    79,802    41.46    (25,097)  104,899     52.39      11,916
   within 12-36 months. . .   34,572   17.04    (14,706)   49,278    25.60     20,499    28,779     14.37     (11,514)
   beyond 36 months . . . .   14,640    7.21     (1,110)   15,750     8.18        954    14,796      7.38       3,438
                            --------  ------   --------  --------   ------   --------  --------    ------    --------
     Total deposits . . . . $202,923  100.00%  $ 10,455  $192,468    100.00% $ (7,777) $200,245    100.00%   $   (952)
                            --------  ------   --------  --------   ------   --------  --------    ------    --------
                            --------  ------   --------  --------   ------   --------  --------    ------    --------


                              BALANCE   DEPOSIT    INCR.    BALANCE
                              12/31/93     %      (DECR)    12/31/9
                             ---------  -------  ---------  ---------
                                      (DOLLARS IN THOUSANDS)
Non interest-bearing demand    $1,293      .64%   $   (95)   $  1,388
NOW accounts and
  Super NOW . . . . . . . .    19,540     9.71        395      19,145
Passbooks . . . . . . . . .    23,995    11.93      1,556      22,439
Money market deposit
  accounts. . . . . . . . .    11,735     5.83      1,193      10,542
Certificates of deposit
  which mature:
   within 12 months . . . .    92,983    46.22    (22,771)    115,754
   within 12-36 months. . .    40,293    20.03      3,127      37,166
   beyond 36 months . . . .    11,358     5.64      6,370       4,988
                             --------   ------   --------    --------
     Total deposits . . . .   201,197   100.00%  $(10,225)   $211,422
                             --------   ------   --------    --------
                             --------   ------   --------    --------


     CERTIFICATES OF DEPOSIT BY RATES. The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:




                                                       AT DECEMBER 31,
                                        -------------------------------------------
                                           1996            1995            1994
                                        -----------    ------------    ------------
                                                      (IN THOUSANDS)
3.99% or less . . . . . . . . . . .      $      --      $      --        $  21,264
4.00-5.99%. . . . . . . . . . . . .         96,816         97,966          115,062
6.00-7.99%. . . . . . . . . . . . .         47,523         46,851           11,136
8.00-9.99%. . . . . . . . . . . . .             --             13            1,012
                                         ---------      ---------        ---------
                                         $ 144,339      $ 144,830        $ 148,474
                                         ---------      ---------        ---------
                                         ---------      ---------        ---------

     CERTIFICATES OF DEPOSIT MATURITY SCHEDULE. The following table sets forth the amounts and maturities of certificates of deposit at December 31, 1996.



                                                                                          AMOUNT DUE
                                           ----------------------------------------------------------------------------------
                                            LESS THAN        1-2           2-3            3-4      AFTER 4
RATE                                        1 YEAR           YEARS        YEARS         YEARS       YEARS          TOTAL
----                                        --------         -----        -----           -----      -------      ---------
                                                                                        (IN THOUSANDS)

4.00- 5.99%. . . . . . . . . . . .         $70,573        $18,596     $ 6,560       $    348       $  739       $ 96,816
6.00- 7.99%. . . . . . . . . . . .          24,554          3,907       5,509         11,073        2,480         47,523
                                           -------        -------      ------         ------       ------       --------
                                           $95,127        $22,503     $12,069       $ 11,421       $3,219       $144,339
                                           -------        -------      ------         ------       ------       --------
                                           -------        -------      ------         ------       ------       --------

     LARGE CERTIFICATES OF DEPOSIT. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1996.


                                                        CERTIFICATES
     MATURITY PERIOD                                     OF DEPOSIT
     ---------------                                    ------------
                                                       (IN THOUSANDS)

     Three months or less. . . . . . . . . . . . . . .     $2,688
     Three through six months. . . . . . . . . . . . .      2,632
     Six through twelve months . . . . . . . . . . . .      3,034
     Over twelve months. . . . . . . . . . . . . . . .      3,739
                                                           ------
     Total . . . . . . . . . . . . . . . . . . . . . .    $12,093
                                                          -------
                                                          -------


     DEPOSIT ACTIVITY. The following table sets forth the change in total deposits of the Company for the periods indicated:



                                                                             YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------

                                                                      1996           1995            1994
                                                                    --------       --------        --------
                                                                                (IN THOUSANDS)

Deposits. . . . . . . . . . . . . . . . . . . . . . . . . .        $346,917       $321,466       $252,519
Withdrawals . . . . . . . . . . . . . . . . . . . . . . . .        (344,292)      (336,381)      (259,967)
                                                                   --------       --------       --------
  Net increase (decrease) before interest credited. . . . .           2,625        (14,915)        (7,448)
Interest credited . . . . . . . . . . . . . . . . . . . . .           7,830          7,138          6,496
                                                                   --------       --------       --------
  Net increase (decrease) in deposits . . . . . . . . . . .         $10,455        $(7,777)         $(952)
                                                                   --------       --------       --------
                                                                   --------       --------       --------

BORROWINGS

     Savings deposits are the primary source of funds of the Company's lending and investment activities and for its general business purposes. If the need arises, the Company may also rely upon advances from the FHLB of Chicago to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Company's one- to four-family mortgage loans on improved residential property which are not more than 90 days delinquent. At December 31, 1996, the Company had $62.8 million in advances outstanding from the FHLB. The Company does not have any other short-term or long-term borrowings outstanding.

     The FHLB functions as a central reserve bank providing credit for the Company and other member savings associations and financial institutions. As a member, the Company is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States Government) provided certain standards related to creditworthiness have been met. The FHLB has established advance limitations based on three factors: total borrowings to assets, FHLB stock holdings and available eligible collateral. Under the total-borrowings-to-assets limitation, FHLB advances, when combined with other borrowings, may not exceed 35% of the Company's total assets. Under the FHLB capital stock holdings limitation, FHLB advances are limited to twenty times the Company's current amount of FHLB capital stock holdings. Finally, under the available eligible capital limitation, FHLB advances are limited to 60% of the unpaid principal of eligible one- to four-family mortgage loans.

SUBSIDIARY ACTIVITIES

     In addition to the Bank, the Company has one indirect subsidiary, First Mutual Corporation, an Illinois corporation. First Mutual Corporation is engaged in the business of selling, on an agency basis, investment products (consisting primarily of fixed annuities and mutual funds, but including equity securities) as well as property and casualty insurance to retail customers. At December 31, 1996, the Company had a $127,000 equity investment in the subsidiary. For the year ended December 31, 1996, First Mutual Corporation had a net loss of $36,000.

COMPETITION

     The Company encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has come historically from commercial banks, other savings banks, savings associations and credit unions in its market area, and the Company expects continued strong competition from such financial institutions in the foreseeable future. The Company's market area includes branches of several commercial banks. Many of these institutions are larger than the Company in terms of total deposits and number of branches. As of June 30, 1996, the Company held approximately 8.4% of all financial institution deposits in Macon County, where approximately 69.3% of the Company's deposits were located as of that date. The Company competes for savings by offering depositors a high level of personal service and expertise together with a wide range of financial services.

     The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies and other savings banks and savings associations. This competition for loans has increased substantially in recent years as a result of the large number of institutions competing in the Company's market area as well as the increased efforts by commercial banks to expand mortgage loan originations.

     The Company competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and builders. Factors that affect competition include general and local economic conditions, current interest rate levels and the volatility of the mortgage markets.

PERSONNEL

     As of December 31, 1996, the Company and its direct and indirect subsidiaries had 125 full-time and 28 part-time employees. None of the Company's employees is represented by a collective bargaining group. The Company believes its relationship with its employees to be good.

                               REGULATION AND SUPERVISION

GENERAL

     The Bank is an Illinois-chartered savings bank and its deposit accounts are insured up to applicable limits by the Federal government under the Savings Association Insurance Fund of the FDIC. The Bank is subject to extensive regulation by the Illinois Commissioner of Savings and Residential Finance and the FDIC. The Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other depository institutions. There are periodic examinations of the Bank by the Commissioner and the FDIC to examine the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Commissioner, the FDIC or Congress could have a material impact on the Bank, the Company and their operations. The Company, as a bank holding company, will also be required to file certain reports with, and otherwise comply with the rules and regulations of the Board of Governors of the Federal Reserve System and the Commissioner. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

ILLINOIS SAVINGS BANK AND SAVINGS BANK HOLDING COMPANY LAW AND REGULATION

     In August 1990, Illinois enacted the Savings Bank Act ("SBA"), which establishes Illinois-chartered savings banks. Under the SBA, savings banks are chartered and regulated by the Commissioner and possess all of the powers of federal and Illinois-chartered savings and loan associations. The SBA permits Illinois-chartered savings and loan associations, as well as federally chartered savings and loan associations and commercial banks, to merge with or convert directly into an Illinois-chartered savings bank. Pursuant to this authority, in December 1992 the Bank converted from an Illinois-chartered savings and loan association into an Illinois-chartered mutual savings bank.

     As an Illinois-chartered savings bank, the Bank is subject to regulation and supervision by the Commissioner. This regulation covers, among other things, the Bank's internal organization (I.E., charter, bylaws, capital requirements, examination, supervision, merger transactions, additional offices, transactions with directors and officers, and composition of the board of directors). The Bank is required to file periodic reports with and is subject to periodic examinations by the Commissioner. The lending and investment authority of the Bank is prescribed by Illinois law and regulations, as well as applicable federal law and regulations, and the Bank is prohibited from engaging in any activities not permitted by such law and regulations.

     Under Illinois law and Commissioner regulation, savings banks are required to maintain a minimum core capital to adjusted total assets ratio of 3%. Core capital is defined to include common stockholders' equity, non-cumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any unidentifiable intangible assets (other than purchased mortgage servicing rights); (ii) the amount by which purchased mortgage servicing rights exceed the lower of 90% of determinable fair market value, 90% of original cost, or current amortized book value; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities that are permissible for a national bank, activities impermissible for a national bank but only as an agent for its customers, or mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includable and nonincludable subsidiaries.

     The Commissioner is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank's financial condition or history, management or earnings prospects are not adequate. If a savings bank's capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends by the savings bank's board of directors. At December 31, 1996, the Bank's capital ratio as calculated under Illinois law was 16.0% of total assets, which substantially exceeded the required amount.

     Under Illinois law, a savings bank may make both secured and unsecured loans. However, loans for business, corporate, commercial or agricultural purposes, whether secured or unsecured, may not in the aggregate exceed 15% of a savings bank's total assets unless authorized by the Commissioner. Savings banks, with the prior written consent of the Commissioner, may also engage in real estate development activities, provided that the total investment in any one project may not exceed 15% of total capital, and the total investment in all projects may not exceed 50% of total capital. The total loans and extensions of credit, both direct and indirect, by a savings bank to any person outstanding at one time may not exceed 15% of the savings bank's total capital. At
December 31, 1996, the Bank did not have any loans to one borrower that exceeded this limitation. For information about the largest borrowers of the Bank, see "Business of the Company--Lending Activities--Loans to One Borrower."

     The Board of Directors of a savings bank may declare dividends on its capital stock based upon the savings bank's annualized net profits except that until the paid-in surplus of the savings bank equals its capital stock, a dividend may not be declared unless there has been transferred to paid-in surplus not less than 10% of the net profits of the preceding half year in the case of quarterly or semiannual dividends, or not less than 10% of the net profits for the preceding year in the case of annual dividends. Dividends may not be declared if a savings bank fails to meet its minimum capital requirements. Further written approval of the Commissioner is required before any dividends exceeding 50% of a savings bank's profits for any calendar year may be declared. A dividend may be declared out of retained earnings at any time.

     Illinois-chartered savings banks may not make a loan to a person owning 10% or more of its stock, an affiliated person, agent or attorney of the savings bank, either individually or as an agent or partner of another, except under the rules of the Commissioner and regulations of the FDIC. In addition, Illinois-chartered savings banks generally may not, directly or indirectly, make a mortgage loan to a director, officer or employee or any partnership, joint venture, corporation or similar entity employing any such person. This restriction does not apply, however, to loans made (i) on the security of single-family residential property used by the borrower as his or her residence and (ii) to a non-profit, religious, charitable or fraternal organization or a corporation in which the savings bank has been authorized to invest by the Commissioner. Furthermore, a savings bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an officer, director, employee or the holder of more than 10% of the savings bank's stock or certain affiliated persons as set forth in Illinois law, unless the prior written approval of the Commissioner is obtained.

     Any depository institution may merge into a savings bank operating under the SBA. The Board of Directors of each merging institution must approve a plan of merger by resolution adopted by majority vote of all members of the respective boards. After such approval, the plan of merger must be submitted to the Commissioner for approval. The Commissioner may make an examination of the affairs of each merging institution (and their affiliates). The Commissioner shall not approve a merger agreement unless he finds that, among other things:
(i) the resulting institution meets all requirements of the SBA; (ii) the merger agreement is fair to all persons affected; and (iii) the resulting institution will be operated in a safe and sound manner. If approved by the Commissioner, the plan of merger must be submitted to stockholders of the depository institution for approval, and may be required to be submitted to members if a mutual savings bank is one of the constituent entities. A two-thirds affirmative vote is required for approval of the plan of merger.

     The SBA permits an Illinois savings bank holding company to control or own more than 5% of the voting shares or rights of a savings bank only if the principal place of business of the savings bank is located in those states in which a savings bank holding company is permitted to acquire an Illinois savings bank. When requested, the Commissioner will review the laws of the state to determine whether the laws of that state expressly authorize an Illinois savings bank holding company to acquire a savings bank in that state.

     A savings bank holding company may invest in the stock of or other form of equity ownership of any company which the board of directors determines to be in the best interests of stockholders and depositors and such investment must be documented in the holding company's minutes with reference to such items as price/earning ratios, future prospects, sources of income and compatibility with the overall business plan of the holding company.

REGULATION BY THE FDIC

     The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Commissioner an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums for SAIF-insured institutions are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (I.E., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (I.E., a core capital or core capital to risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment was 65.7 basis points per $100 in deposits, payable on November 30, 1996. For the Bank, the assessment amounted to $1.3 million (or $805,000 when adjusted for taxes), based on the Bank's deposits on March 31, 1995. In addition, beginning January 1, 1997, pursuant to the legislation, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation will be paid jointly by BIF-insured institutions and SAIF-insured institutions. The FICO assessment will be 1.29 basis points per $100 in BIF deposits and 6.44 basis points per $100 in SAIF deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits). The BIF and SAIF will be merged on January 1, 1999, provided the bank and savings institution charters are merged by that date. In that event, pro rata FICO sharing will begin on January 1, 1999.

     While the legislation has reduced the disparity between premiums paid on BIF deposits and SAIF deposits, and has relieved the thrift industry of a portion of the contingent liability represented by the FICO bonds, the premium disparity between SAIF-insured institutions, such as the Bank, and BIF-insured institutions will continue until at least January 1, 1999. Under the legislation, the Bank anticipates that its ongoing annual SAIF premiums will be approximately $133,000 (prior to the consummation of the Bank's branch acquisitions on January 3, 1997). See "Business--Recent Developments."

PROMPT CORRECTIVE ACTION

     Under Section 38 of the Federal Deposit Insurance Act, as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. In 1992, the federal banking agencies adopted regulations which are intended to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital ratio of 8.0% or more, (ii) "adequately capitalized" if it has a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     Section 38 of the FDIA and the implementing regulations also provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

     An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA, which sets forth various mandatory and discretionary restrictions on its operations.

     At December 31, 1996, the Bank was a "well capitalized" institution under the prompt corrective action regulations of the FDIC.

STANDARDS FOR SAFETY AND SOUNDNESS

     The FDICIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) audit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock options plans, fee arrangements or other compensatory arrangements that would provide excess compensation, fees or benefits or could lead to material financial loss. In addition, the federal banking regulatory agencies would be required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Currently, reserves of 3% must be maintained against total transaction accounts of $54.0 million or less (after a $4.2 million exemption), and an initial reserve of $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. At December 31, 1996, the Bank was in compliance with applicable requirements.

     The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the Bank's earning assets.

REGULATORY ENFORCEMENT AUTHORITY

     The enforcement powers available to federal banking regulators is substantial and includes, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions must be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Applicable law also requires public disclosure of final enforcement actions by the federal banking agencies.

COMMUNITY REINVESTMENT ACT

     Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. Failure to achieve a satisfactory CRA rating may impair the Bank's ability to acquire other financial institutions or branches. As of December 31, 1996, the Bank had an "outstanding" CRA rating.

UNIFORM LENDING STANDARD

     Under FDICIA, the federal banking agencies are required to adopt uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Insured depository institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal banking regulators.

     The Interagency Guidelines, among other things, require depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by undeveloped land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans, the supervisory limit is 75%; (iii) for loans for the construction of commercial, multi-family or other nonresidential property, the supervisory limit is 80%; (iv) for loans for the construction of one- to four- family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (E.G., farmland, commercial property and other income-producing property including non-owner-occupied, one- to four- family property) the supervisory limit is 85%.

     The Interagency Guidelines indicate that on a case-by-case basis it may be appropriate to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits, based on the support provided by other credit factors. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital and the total of such loans secured by commercial, agricultural, multi-family and other non-one- to four- family residential properties should not exceed 30% of total capital.

     The supervisory loan-to-value limits do not apply to certain categories of loans including loans insured or guaranteed by the United States Government and its agencies or by financially capable state, local or municipal governments or agencies, loans backed by the full faith and credit of state governments, loans that are to be sold promptly after origination without recourse to a financially responsible party, loans that are renewed, refinanced or restructured in connection with a workout, loans to facilitate sales of real estate acquired by the institution in the ordinary course of collecting a debt previously contracted and loans where the real estate is not the primary collateral.

CAPITAL MAINTENANCE

     Under FDIC regulations the Bank must maintain minimum levels of capital. The regulations establish a minimum leverage capital requirement (Tier 1 capital to total average assets) for banks in the strongest financial and managerial condition, with a CAMEL Rating of 1 (the highest rating of the federal regulators for banks). For all other banks, the minimum leverage capital requirement is between 4% and 5% of total assets. Tier 1 capital is composed of the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying mortgage servicing rights and qualify supervisory intangible core deposits), identified losses and investments in certain subsidiaries. At December 31, 1996, the Bank's ratio of Tier 1 capital to total average assets was 16.0%, which exceeded the minimum leverage requirement.

     The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 and supplementary capital) to risk-weighted assets of 8.0%. In determining the amount of risk-weighted assets, all assets, including certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the federal regulators believe are inherent in the type of asset. The components of Tier 1 capital are equivalent to those discussed earlier under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 1996, the Bank met its risk-based capital requirements on a fully phased-in basis.

     The FRB has issued regulations that require the Company also to maintain a minimum level of capital. In general, the regulations require a leverage capital ratio of 4% of total assets and a risk-based capital level that is the same as the Company's risk-based capital requirement. The FRB also has adopted a risk-based capital policy that imposes an additional capital standard on bank holding companies. Under this regulation, the Company must classify its assets and certain off-balance sheet activities into categories, and maintain specified levels of capital for each category. At December 31, 1996, the Company met all of its minimum capital requirements.

LOANS-TO-ONE-BORROWER LIMITATIONS

     Savings banks are subject to the same loans-to-one-borrower limits as those applicable to national banks, which under current regulations limit loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). Illinois law regarding loans to one borrower is similar to federal law. At December 31, 1996, the Company's largest real estate related borrower had an aggregate principal outstanding balance of $3.5 million, which balance did not exceed the Company's loans-to-one borrower limit of $7.8 million at December 31, 1996.

DIVIDEND LIMITATIONS

     Unless otherwise required by the Commissioner, the Bank may from time to time declare and pay dividends to the Company, provided that no dividends may be declared when the Bank's total capital is less than 3% of total assets. In addition, written approval of the Commissioner is required before a savings bank having total capital less than 6% of total assets may pay dividends on capital stock that exceed 50% of such savings bank's net profits of that year. Finally, the Board of Directors of the Bank may quarterly, semi-annually, or annually declare a dividend on capital stock of so much of the net profits of the Bank that they shall determine expedient, except that until the paid- in surplus of the Bank equals its capital stock, no dividend may be declared unless there has been transferred to paid- in surplus not less than 10% of the net profits of the preceding half year in the case of quarterly or semi-annual dividends, or not less than 10% of the net profits for the preceding 2 half year periods in the case of annual dividends. The Bank may not declare dividends in excess of its net profit in any year without the approval of the Commissioner; however, a stock dividend may be declared out of retained earnings at any time.

ACTIVITIES OF SAVINGS BANKS AND THEIR SUBSIDIARIES

     FDIC and Commissioner regulations provide that, when a savings bank establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the savings bank controls, the savings bank must notify the FDIC and the Commissioner thirty days in advance and provide the information each agency may, by regulation, require. Prior Commissioner approval may be required for certain activities by a savings bank subsidiary. Savings banks also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The FDIC or the Commissioner may determine that the continuation by a savings bank of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the bank or is inconsistent with sound banking practices or with the purposes of the Federal Deposit Insurance Act. Based upon that determination, the FDIC or the Commissioner has the authority to order the savings bank to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly. At December 31, 1996, the Bank had an investment of $127,000 in its wholly owned subsidiary.

SECURITIES PORTFOLIO POLICY

     Under Commissioner regulations, savings banks are required to adopt and maintain an investment policy which demonstrates the exercise of prudence in making investment decisions. Pursuant to applicable regulations and generally accepted accounting principles, a financial institution is required to classify its securities in one of three categories: securities held to maturity, securities available for sale or securities held for trading. Securities held to maturity may be carried at amortized cost if the bank has documented the intent and ability to hold the securities until maturity. Securities available for sale must be carried at market value. Securities held for trading must be valued at market value. The Bank's Investment Portfolio Policy does not permit the Bank to maintain a trading portfolio.

TRANSACTIONS WITH AFFILIATES

     Savings banks must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same extent as if they were Federal Reserve member banks. Generally, Sections 23A and 23B: (i) limit the extent to which an insured institution or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus; and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guaranty and similar types of transactions.

HOLDING COMPANY REGULATION

     As an Illinois savings bank holding company, the Company must register with the Commissioner within 90 days after becoming a holding company. Thereafter, the Company will be required to file reports as required by the Commissioner, to maintain books and records as required by the Commissioner, to pay fees and charges assessed by the Commissioner and to be subject to examinations by the Commissioner. Furthermore, the Company will be permitted to engage only in those activities prescribed by the Commissioner. Dividends declared by a stock savings bank subsidiary payable to an Illinois savings bank holding company must not result in the total capital of the subsidiary decreasing below the minimum capital requirements set forth by the Commissioner. Cash dividends may be declared as often as quarterly by the savings bank subsidiary, after payment or provision has been made for all expenses, losses, required reserves and dividends on withdrawable capital. A stock dividend, however, may be declared out of undivided profits at any time.

     The Company was also required to file an application with the FRB for approval to become a bank holding company. FRB regulations govern the acquisition of control of banks by companies and individuals, prescribe and regulate the permissible nonbanking activities in which bank holding companies may engage (which activities must be closely related and a proper incident to banking), and set forth the procedure for securing approval for such transactions and activities. It is not anticipated that the restrictions on activities of the Company under regulations of either the Commissioner or the FRB will adversely affect the activities of the Company.

FEDERAL SECURITIES LAWS

     At the time of the Offering, the Company filed with the Securities and Exchange Commission (the "SEC") a registration statement under the Securities Act for the registration of the Common Stock to be issued pursuant to the Conversion. Upon completion of the Conversion, the Company's Common Stock was registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

     The registration under the Securities Act of shares of the Common Stock that were issued in the Conversion did not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company are subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) is able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

                               FEDERAL AND STATE TAXATION

GENERAL

     The Company and its subsidiaries file a consolidated federal income tax return on a December 31, calendar year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur. The following discussion of tax matters is intended only as a summary, and while it does not purport to be a comprehensive description of all tax rules applicable to the Company or the Bank, all matters deemed material by management have been discussed.

FEDERAL TAXATION

     FEDERAL TAXATION. Savings institutions such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. For tax years beginning before December 31, 1995, the amount of the bad debt reserve deduction for "qualifying real property loans" (generally, loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election). If a savings institution elected the latter method, it could claim, each year, a deduction based on a percentage of taxable income, without regard to actual bad debt experience.

     Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

     Under recently enacted legislation, the percentage of taxable income method has been repealed for years beginning after December 31, 1995, and "large" banks, i.e., the quarterly average of the bank's total assets or of the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" bank must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Bank is not a "large" bank, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (I.E., take into income) over a six-year period its applicable excess reserves, I.E, the balance of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" bank, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an institution meets a minimum level of mortgage lending for 1996 and 1997. As of December 31, 1996, the Bank's bad debt reserve subject to recapture over a six-year period totaled approximately $893,000.

     If an institution ceases to qualify as a "bank" (as defined in Code Section
581) or converts to a credit union, the pre-1988 reserves and the supplemental reserve are restored to income ratably over a six-year period, beginning in the tax year the institution no longer qualifies as a bank. The balance of the pre-1988 reserves are also subject to recapture in the case of certain excess distributions to (including distributions on liquidation and dissolution), or redemptions of, shareholders.

     The Bank files federal income tax returns on a calendar year basis using the accrual method of accounting. Savings institutions, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings institution members of the consolidated group that are functionally related to the activities of the savings institution member.

     The Bank has not been audited by the IRS recently with respect to federal income tax returns. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank.

     DELAWARE TAXATION. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

     CORPORATE ALTERNATIVE MINIMUM TAX. For taxable years beginning after December 31, 1986, the Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing AMTI. Only 90% of AMTI can be offset by net operating losses. For taxable years beginning after December 31, 1989, the adjustment to AMTI based on book income is an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Company, whether or not an alternative minimum tax is paid. The Company does not expect to be subject to the alternative minimum tax.

     DISTRIBUTIONS. To the extent that (i) the Bank's tax bad debt reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under the experience method and (ii) the Company makes "non-dividend distributions" to stockholders that are considered to result in distributions from the excess tax bad debt reserve or the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Company's taxable income. Non-dividend distributions include distributions in excess of the Company's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Company's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Company's tax bad debt reserves.

     The amount of additional taxable income created from an Excess Distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the distribution. Thus, if certain portions of the Bank's accumulated tax bad debt reserve are used for any purpose other than to absorb qualified tax bad debt loans, such as for the payment of dividends or other distributions with respect to the Company's capital stock (including distributions upon redemption or liquidation), approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state taxes). At December 31, 1996, the Bank's accumulated tax bad debt reserve totalled approximately $10.6 million. See "Regulation and Supervision" and "Dividend Policy" for limits on the payment of dividends of the Bank.

     ILLINOIS TAXATION. The State of Illinois imposes a tax on the Illinois taxable income of corporations, including savings banks, at the rate of 7.2%. Illinois taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable, no deduction is allowed for state income taxes and a deduction is allowed for certain United States Government and agency obligations. The Bank's state income tax returns were last audited in June 1996 by the Illinois tax authorities.

EXECUTIVE OFFICERS OF THE COMPANY

     Listed below is information, as of December 31, 1996, concerning the Company's executive officers. There are no arrangements or understandings between the Company and any of persons named below with respect to which he or she was or is to be selected as an officer.

     The following individuals hold positions as executive officers of the Company as is set forth below opposite their names.

                               EXECUTIVE OFFICERS

NAME                          AGE            CURRENT POSITION

Paul K. Reynolds              48             President and Chief Executive
                                             Officer

Philip J. Duffy               48             Senior Vice President and Senior
                                             Lending Officer

David G. Weber                48             Senior Vice President
                                             Retail Banking/Operations Officer

G. Lynn Brinkman              56             Vice President, Secretary,
                                             Treasurer and Chief Financial
                                             Officer

Gary M. Walters               57             Vice President - Residential
                                             Lending

Jimmy W. Goatley              47             Vice President - Retail
                                             Banking/Operations


     The executive officers of the Company are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors.

     Since the formation of the Company, none of the executive officers, directors or other personnel has received remuneration from the Company.

ITEM 2.   PROPERTIES

     The Company conducts its business through its main office located in Decatur, Illinois and six branch offices located in four counties. The following table sets forth certain information concerning the main office and each branch office of the Company at December 31, 1996. At December 31, 1996, the Company's premises and equipment had an aggregate net book value of approximately $4.1 million. The Company believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

LOCATION                      YEAR OPENED              OWNED OR LEASED

Main Office                      1926                       Owned
135 East Main St.
Decatur, IL  62525

Fairview Office                  1976                       Leased (1)
855 N. Fairview Ave.
Decatur, IL  62522

Spring Creek Office              1980                       Leased (2)
701 W. Pershing Rd.
Forsyth, IL  62526

Forsyth Office                   1991                       Owned
U.S. Route 51 North
Forsyth, IL  62526

Clinton Office                   1982                       Owned
211 S. Quincy St.
Clinton, IL  61727

Urbana Office                    1983                       Owned
602 S. Vine St.
Urbana, IL  61801

Shelbyville Office               1973                       Owned
318 W. Main
Shelbyville, IL  62565

Brettwood Village
  Kroger Money Mart              1996                       Leased (3)
3070 N. Water St.
Decatur, IL  62526

Airport Plaza Kroger
  Money Mart                     1996                       Leased (4)
1818 S. Airport Plaza Rd.
Decatur, IL  62521
_____________________________
(1)  The lease for the Fairview Office expires on February 28, 2001.
(2) The lease for the Spring Creek Office was entered into on June 14, 1979 and has a term of 20 years. The Company has four options to renew for five years each.
(3) The lease for the Brettwood Village Kroger Money Mart was entered into on March 1, 1996 and terminates on February 28, 2001.
(4) The lease for the Airport Plaza Kroger Money Mart was entered into on August 1, 1996 and terminates on July 31, 2001.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 1996.

                                         PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Page 12 of the 1996 Annual Report to Stockholders, included herewith as
Exhibit 13 (the "Annual Report"), is herein incorporated by reference.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     Pages 13 to 15 of the Annual Report are herein incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pages 16 to 31 of the Annual Report are herein incorporated by reference.

ITEM 8.   FINANCIAL STATEMENTS

     Pages 32 to 57 of the Annual Report are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NOT APPLICABLE.

                                        PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     Information concerning Directors and Executive Officers of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 24, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 24, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 24, 1997.

ITEM 13.  TRANSACTIONS WITH CERTAIN RELATED PERSONS

     Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 24, 1997.

                                         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)    FINANCIAL STATEMENTS

     The following information appearing in the Company's Annual Report to Stockholders for each of the three years in the period ended December 31, 1996 is incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13.

                                                                        PAGE IN
                                                                         ANNUAL
     ANNUAL REPORT SECTION                                               REPORT
     ---------------------                                              -------
Report of Independent Auditors. . . . . . . . . . . . . . . . . . . .        34

Consolidated Statements of Financial Condition. . . . . . . . . . . .        35

Consolidated Statements of Income . . . . . . . . . . . . . . . . . .        36

Consolidated Statements of Changes in Stockholders' Equity. . . . . .        37

Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . .     38-39

Notes to Consolidated Financial Statements. . . . . . . . . . . . . .     39-57

     (a)(2) FINANCIAL STATEMENT SCHEDULES - All financial statement schedules have been omitted as the information is either inapplicable or not required under the related instructions.

     (a)(3)    EXHIBITS


                                                     SEQUENTIAL PAGE
                                                    REFERENCE TO PRIOR         NUMBER WHERE
                                                    FILING OR EXHIBIT        ATTACHED EXHIBITS
   REGULATION S-K                                     NUMBER ATTACHED       ARE LOCATED IN THIS
   EXHIBIT NUMBER               DOCUMENT                   HERETO            FORM 10-K REPORT
   --------------               --------            ------------------      -------------------

           2            Plan of Reorganization            None                Not Applicable

        3(i)         Certificate of Incorporation          (1)                Not Applicable


         3(ii)                  Bylaws                     (2)                Not Applicable

           4           Instruments defining the            (1)                Not Applicable
                       rights of security holders,
                         including debentures

           9            Voting trust agreement            None                Not Applicable


       10(i)            Employment Agreement              (1)                Not Applicable
                        with Paul K. Reynolds,
                           President and Chief
                            Executive Officer

       10(ii)        Employee Stock Ownership Plan          (1)                Not Applicable

         11            Statement re: computation          None                Not Applicable
                          of per share earnings

         12            Statement re: computation            Not                Not Applicable
                                of ratios                Required

         13          Annual Report to Stockholders         _____                Exhibit 13

         16               Letter re: change in            None                Not Applicable
                              certifying
                               accountants

_____________________________
(1) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1, filed with the Commission on December 23, 1994 (File No. 33-87886), as amended.
(2) Incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-1, filed with the Commission on December 23, 1994 (File No. 33-87886), as amended.




                                                     SEQUENTIAL PAGE
                                                    REFERENCE TO PRIOR         NUMBER WHERE
                                                    FILING OR EXHIBIT        ATTACHED EXHIBITS
   REGULATION S-K                                     NUMBER ATTACHED       ARE LOCATED IN THIS
   EXHIBIT NUMBER               DOCUMENT                   HERETO            FORM 10-K REPORT
   --------------               --------            ------------------      -------------------

         18               Letter re: change in
                          accounting principles            None                Not Applicable

         21            Subsidiaries of Registrant        _______                Exhibit 21

         22            Published report regarding          None                Not Applicable
                     matters submitted to vote of
                           security holders

         23              Consent of Experts and          _______               Exhibit 23
                                 Counsel

         24                Power of Attorney              None                Not Applicable

         27             Financial Data Schedule          _______                Exhibit 27

         28             Information from reports          None                Not Applicable
                          furnished to state
                         insurance regulatory
                               authorities

         99               Additional Exhibits              None                Not Applicable


          (b)             Reports on Form 8-K:

     The Registrant has not filed a Current Report on Form 8-K during the quarter ended December 31, 1996.

                                       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST MUTUAL BANCORP, INC.

Date:  March 28, 1996                   By: /s/ Paul K. Reynolds
                                            ------------------------------------
                                         Paul K. Reynolds, President
                                         Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ C. Robert Chastain                   By: /s/ G. Lynn Brinkman
    ---------------------------------            -------------------------------
     C. Robert Chastain, Chairman of the Board    G. Lynn Brinkman, Vice   and
     Director                                     President, Secretary,
                                                  Treasurer and Chief Financial
                                                  Officer

Date:  March 28, 1996                        Date:  March 28, 1996



By: /s/ Richard J. Welsh                     By: /s/ Roy M. Ousley

    ---------------------------------            -------------------------------
     Richard J. Welsh, Vice Chairman              Roy M. Ousley, Director
     and Director

Date:  March 28, 1996                        Date:  March 28, 1996


By: /s/ Richard L. Jacobs                    By: /s/ Robert D. Nichols
    ---------------------------------            -------------------------------
     Richard L. Jacobs, Director                  Robert D. Nichols, Director

Date:  March 28, 1996                        Date:  March 28, 1996



By: /s/ Glen J. Whitney
    ---------------------------------
     Glen J. Whitney, Director

     Date:  March 28, 1996