Form 10-Q
period 1997-03-31
FIRST MUTUAL BANCORP INC
filed 1997-05-15
CIK 934738

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1997

                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ------------ to ----------

                 Commission File Number: 0-26184


                   FIRST MUTUAL BANCORP, INC.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Delaware                             37-1339075
-----------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)            Identification Number)

          135 East Main Street, Decatur, Illinois 62523
-----------------------------------------------------------------
            (Address of principle executive offices)

       Registrant's telephone number, including area code:
                         (217) 429-2306

-----------------------------------------------------------------
 Former name, former address and former fiscal year, if changed since last report


     Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes /X/   No ----
     Yes /X/   No ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 3,741,670 shares of the Registrant's common stock outstanding as of March 31, 1997. Included were 310,200 unearned ESOP shares.

                   FIRST MUTUAL BANCORP, INC.

                              INDEX


                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                               1

          Consolidated Statements of Financial
          Condition as of March 31, 1997, and
          December 31, 1996                                 2

          Consolidated Statements of Income for
          the Three Months Ended March 31, 1997 and
          1996                                              3

          Consolidated Statements of Changes in
          Stockholders' Equity for the Three Months
          Ended March 31, 1997                              4

          Consolidated Statements  of Cash Flows
          for the Three Months Ended March 31, 1997
          and 1996                                          5

          Notes to Consolidated Financial Statements        7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations     9


PART II.  OTHER INFORMATION                                 13


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                   FIRST MUTUAL BANCORP, INC.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                     (DOLLARS IN THOUSANDS)
                           (UNAUDITED)


                                                            March  31, 1997   December 31, 1996
ASSETS
  Cash and cash equivalents                                     $   3,094          $   4,350
  Interest-bearing deposits with financial institutions            37,060              6,730
  Securities held-to-maturity
   (Estimated fair value:  March 31, 1997  $38,131)                38,317                 --
   (Estimated fair value:  December 31, 1996  $19,063)                 --             19,007
  Securities available for sale                                    14,012              4,000
  Loans held for sale                                               1,089              1,103
  Loans receivable, net                                           300,223            282,066
  Federal Home Loan Bank stock                                      3,200              3,200
  Accrued interest receivable                                       2,677              1,969
  Foreclosed real estate, net of allowance for losses                  --                 77
  Premises and equipment                                            6,592              4,119
  Cash surrender value of life insurance                            3,194              3,215
  Goodwill and core deposit intangibles                            13,128                 --
  Other assets                                                      2,011              1,940
                                                                ---------          ---------
TOTAL ASSETS                                                    $ 424,597          $ 331,776
                                                                ---------          ---------
                                                                ---------          ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits                                                      $ 337,788          $ 202,923
  Advances from borrowers for taxes and insurance                   2,143              1,420
  Advances from Federal Home Loan Bank                             24,000             62,800
  Accrued expenses and other liabilities                            3,718              2,416

TOTAL LIABILITIES                                                 367,649            269,559

STOCKHOLDERS' EQUITY
  Common stock $.10 par value;
  8,000,000 shares authorized;
  issued 4,700,000 shares                                             470                470
  Additional paid in capital                                       45,169             45,104
  Unearned ESOP shares                                             (3,102)            (3,196)
  Unearned stock awards                                            (1,325)            (1,504)
  Retained earnings, substantially restricted                      29,386             29,578
  Treasury Stock at cost - 611,400 shares (Dec.31, 1996)               --             (8,231)
                         - 958,330 shares (March 31,1997)         (13,639)                --
  Unrealized gain (loss) on securities available for sale,
   net of tax                                                         (11)                (4)

TOTAL STOCKHOLDERS' EQUITY                                         56,948             62,217

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 424,597          $ 331,776

Number of Shares Outstanding, Net of Unearned
  ESOP Shares                                                   3,431,470          3,769,000

Book Value Per Share                                            $   16.60          $   16.51


                   FIRST MUTUAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                     (DOLLARS IN THOUSANDS)
                           (UNAUDITED)


                                                                THREE MONTHS ENDED

                                                          March 31, 1997     March 31, 1996
Interest income
  Loans receivable
    First mortgage loans                                   $    4,689            $     4,053
    Consumer and other loans                                      928                    212
    Commercial loans                                              198                    105
  Investment securities                                           815                    450
  Other interest-earning assets                                   605                    196

      Total interest income                                     7,235                  5,016

Interest expense
    Deposits                                                    3,999                  2,337
    Federal Home Loan Bank advances
      and other interest charges                                  393                    119

      Total interest expense                                    4,392                  2,456

Net interest income                                             2,843                  2,560

Provision for loan losses                                         160                     25

Net interest income after provision
  for loan losses                                               2,683                  2,535

Noninterest income
    Gain on sales of loans                                         37                     69
    Deposit service fee income                                    155                     79
    Loan servicing fees                                            29                     30
    Investment sales commissions                                   38                     27
    Other                                                          94                     64

      Total noninterest income                                    353                    269

Noninterest expense
  Compensation and benefits                                     1,513                    888
  Occupancy and equipment                                         332                    175
  FDIC deposit insurance premium                                   33                    112
  Advertising and promotion                                       137                     76
  Data processing                                                 217                     88
  Printing, postage, stationery, and supplies                     126                     58
  Net expense on foreclosed real estate operations                  2                      3
  Net loss on sale of real estate
  owned including provisions for losses                            12                     --
  Amortization of Goodwill & Core Deposit Intangibles             242                     --
  Other                                                           382                    211

      Total noninterest expense                                 2,996                  1,611

Income before income taxes                                         40                  1,193

Income taxes (benefit)                                            (41)                   435

Net income                                                         81                    758

Average Number of Shares Outstanding,
  Net of Unearned ESOP Shares                               3,551,335              4,343,110
Earnings per Common Share -- fully diluted                      $0.02                  $0.17

                    Page 3

PAGE

                                FIRST MUTUAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (DOLLARS IN THOUSANDS)
                                       (UNAUDITED)

                                                                                                    Unrealized
                                                                           Retained                Gain (Loss) on
                                        Additional  Unearned  Unearned     Earnings -                Securities
                               Common    Paid In      ESOP     Stock     Substantially   Treasury    Available
                               Stock     Capital     Shares    Awards     Restricted      Stock      For Sale     Total

Balance at January 1, 1995       $ --     $    --    $     --  $     --    $27,811       $       --  $   --       $ 27,811

Issuance of Common Stock          470      44,930      (3,760)       --         --               --      --         41,640

ESOP shares earned                 --          50         188        --         --               --      --            238

Cash Dividends ($.07 per share)    --          --          --        --       (605)              --      --           (605)

Reclassification of securities
 from held-to-maturity to
 available-for-sale, net of tax    --          --          --        --         --               --      43             43

Change in unrealized gain on
 securities available-for-sale,
 net of tax                        --          --          --        --         --               --       3              3

Net Income                                     --          --        --    $ 2,398               --      --         $2,398

Balance at December 31, 1995      470      44,980      (3,572)       --     29,604               --      46         71,528

Net Income                         --          --          --        --      1,171               --      --          1,171

Purchase of Treasury Shares        --          --          --        --         --          (10,330)     --        (10,330)

Unearned Stock Awards              --          --          --    (2,099)        --            2,099      --             --

ESOP Shares earned                 --         116         376        --         --               --      --            492

Stock Awards Earned                --          --          --       595         --               --      --            595

Tax benefit of stock awards        --           8          --        --         --               --      --              8

Change in unrealized appreciation
  (depreciation) on securities
  available-for-sale, net of tax   --          --          --        --         --               --     (50)           (50)

Cash dividends ($.30 per share)    --          --          --        --     (1,197)              --                 (1,197)

Balance at December 31, 1996      470      45,104      (3,196)   (1,504)    29,578           (8,231)     (4)        62,217

Net Income (1/1/97 - 3/31/97)      --          --          --        --         81               --      --             81

Purchase of Treasury Shares        --          --          --        --         --           (5,408)     --         (5,408)




ESOP Shares Earned (1/1/97 -
  3/31/97)                         --          51          94        --         --               --      --            145
Stock Awards Earned (1/1/97 -
  3/31/97)                         --          --          --       179         --               --      --            179

Tax Benefit of Stock Awards        --          14          --        --         --               --      --             14

Change in unrealized appreciation
  (depreciation) on securities available
  for sale, net of tax             --          --          --        --         --               --      (7)            (7)

Cash dividends ($.08 per share)    --          --          --        --       (273)              --      --           (273)

Balance at  March 31, 1997       $470     $45,169     ($3,102)  ($1,325)   $29,386         ($13,639)   ($11)       $56,948


PAGE

                   FIRST MUTUAL BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                           (Unaudited)


                                                                       Three Months Ended
                                                               March 31, 1997     March 31, 1996
Cash flows from operating activities
  Net income                                                           81                 758
  Adjustments to reconcile net income to
    net cash from operating activities
      Depreciation and amortization                                   156                  79
      Amortization of premiums and
        discounts on mortgaged-backed
        and investment securities, net                                 53                  30
      Amortization of Goodwill and Core
        Deposit Intangibles                                           242                  --
      ESOP Compensation                                               145                 123
      Stock Awards Expense                                            179                  --
      Origination of loans held for sale                           (2,476)             (3,865)
      Proceeds from sale of loans                                   2,526               4,465
      Change in net deferred loan
        origination costs                                              16                 (16)
     Change in deferred income taxes                                  (56)                 --
     Provision for loan losses                                        160                  25
     Net Loss on sale of Available-for-sale Securities                  8                  --
     Net (gain) loss on sales of loans                                (37)                (69)
     Net (gain) loss on sale of foreclosed
       real estate                                                     12                  --
     Change in
       Accrued interest receivable                                   (708)                  4
       Cash surrender value of
         life insurance                                          (35)                (34)
       Other assets                                                     3                (438)
       Accrued expenses and other
         liabilities                                                1,341              (3,569)
       Net cash provided by (used in)
         operating activities                                       1,610              (2,507)

Cash flows from investing activities
  Net (increase) decrease in loans receivable                      (8,403)             (3,394)
  Proceeds from maturity of investment
    securities - Held to Maturity                                   3,000               4,000
  Proceeds from maturity and sale of investment securities
    Available for Sale                                             1,4006               1,000
  Purchase of investment securities - Held to Maturity            (22,353)             (3,995)
  Purchase of investment securities - Available for Sale          (24,048)             (3,015)
  Investments in
    Loans purchased                                                (9,929)             (7,755)
    Federal Home Loan Bank stock                                       --                (113)
    Premises and equipment                                         (2,615)               (317)
    Foreclosed real estate                                            (12)                 (3)
    Goodwill and core deposit intangibles                         (13,342)                 --

                                             Page 5

                                                                       Three Months Ended
                                                               March 31, 1997     March 31, 1996

Cash flows from investing activities (Continued)
  Net (increase) decrease in interest-bearing
    deposits with financial institutions                          (30,329)              2,007
  Proceeds from sales of foreclosed
    real estate                                                        77                  --

    Net cash provided by (used in)
      investing activities                                       (934,948)            (11,585)

Cash flows from financing activities
  Net increase (decrease) in deposits                             134,865               3,361
  Net change in advances from
    Federal Home Loan Bank                                        (38,800)              8,600
  Net increase (decrease) in advances from
    borrowers for taxes and insurance                                 723                 705
  Dividends paid                                                     (298)               (305)
  Purchase of Treasury Stock                                       (5,408)                 --

Net cash provided by (used in)
  financing activities                                             91,082              12,361

Net increase (decrease) in cash and
  cash equivalents                                                 (1,256)             (1,731)

Cash and cash equivalents at beginning of period                    4,350               3,005

Cash and cash equivalents at end of period                          3,094               1,274

Supplemental disclosures of cash flow
  information
    Cash paid for
      Interest                                                      3,376               2,533
      Income taxes                                                   (230)                 40

    Transfers from loans to real estate
      acquired through foreclosure                                     --                  --


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

The results of the interim period ended March 31, 1997 are not necessarily indicative of the results expected for the year ending December 31, 1997.

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

(3)  Earnings Per Share of Common Stock

Primary and fully diluted earnings per share were computed by dividing net income by 3,551,335, and 3,648,647 respectively, the weighted average number of net shares of common stock outstanding during the three months ended March 31, 1997. There were 407,600 outstanding stock options during the entire quarter at an exercise price of $11.75 per share.

(4)  Accounting Changes

On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement 128, Earnings Per Share, which is effective for financial statements beginning with year end 1997. Statement 128 simplifies the calculation of earnings per share (EPS) by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as stock options, warrants or other common stock equivalents. The Company expects Statement 128 to have little impact on its earnings per share calculations in future years, other than changing terminology from primary EPS to basic EPS. All prior period EPS data will be restated to conform with the new presentation.

In June, 1996, the Financial Accounting Standards Board released SFAS No. 125, "Accounting for Transfers and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 requires a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122 and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increases obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1996 and early or retroactive application is not permitted. Management anticipates that the adoption of SFAS No. 125 will not have a material impact on the financial position or results of operations of the Bank.

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Financial Condition

Total assets increased $92.8 million, or 28.0%, to $424.6 million at March 31, 1997, from $331.8 million at December 31, 1996, primarily as a result of acquiring three branch offices in Pontiac, Lincoln, and Taylorville, Illinois (the "Branch
Acquisitions") from First of America Bank - Illinois, N.A. on
January 3, 1997.

The following summarizes the assets purchased and liabilities assumed as a result of the Branch Acquisitions.


                                             (In thousands)
Assets purchased
  Cash due from banks                           $121,222
  Loan Receivable                    $  9,901
  Less: Allowance for loan losses         (68)     9,833
  Premises & Equipment                             2,706
  Goodwill and core deposit intangibles           13,318
  Other assets                                        83

  Total Assets purchased                        $147,162

Liabilities Assumed
  Deposits                                      $145,520
  Other Liabilities                                1,642

  Total Liabilities assumed                     $147,162


Loans receivable (excluding loans held for sale) increased $18.1 million, or 6.4%, to $300.2 million at March 31, 1997, from $282.1 million at December 31, 1996, as a result of the Branch Acquisitions in addition to the excess of loan originations versus repayments during the three month period. A total of $9.9 million of loans receivable were acquired as a result of the Branch Acquisitions.

Interest-bearing deposits with financial institutions and securities held-to maturity and available for sale increased $59.7 million, or 201.0%, to $89.4 million at March 31, 1997 from $29.7 million at December 31, 1996. The increase was primarily due to the investment of the proceeds received as a result of the Branch Acquisitions.

Premises and equipment increased $2.5 million, or 61.0%, to $6.6 million at March 31, 1997, from $4.1 million at December 31, 1996, primarily as a result of the Branch Acquisitions, which resulted in an additional $2.7 million in premises and equipment.

Goodwill and Core Deposit Intangibles increased to $13.1 million from $0 as a result of the Branch Acquisitions.

Deposits increased $134.9 million, or 66.5%, to $337.8 million at March 31, 1997, from $202.9 million at December 31, 1996, primarily as a result of the Branch Acquisitions. $145.5 million in deposits were acquired in the acquisition.

Advances from the Federal Home Loan Bank decreased $38.8 million, or 61.8%, to $24.0 million at March 31, 1997, from $62.8 million at December 31, 1996, primarily as a result of the use of proceeds from the Branch Acquisitions to repay outstanding advances.

Non-performing assets were $719,000 as of March 31, 1997, compared to $577,000 as of December 31, 1996. The following table sets forth the amounts and categories of non-performing assets:


                             March 31, 1997     December 31, 1996

                                   (Dollars in thousands)
Non-Performing Loans:
  One to four family              $501                 $298
  Consumer                          94                  128
  Commercial                        69                   74

  Total                            664                  500

Total Repossessed Assets            55                    -

Total Real Estate Owned              -                   77

Total Non-performing assets       $719                 $577

Total Non-performing assets
  to total assets                  .17%                 .17%


In the three months ended March 31, 1997, 346,930 shares of common stock, or 7.4% of the 4,700,000 shares issued at the time of the conversion, were purchased by the Company in open market transactions at an average price of $15.59 per share.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, funds received from the sale, amortization, and prepayment of loans, advances from the Federal Home Loan Bank, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company also borrows funds from the Federal Home Loan Bank based on need, comparative costs, and availability at the time. Assets of the Company qualifying for regulatory liquidity totaled $90.3 million at March 31, 1997.

As of March 31, 1997, the Company had total equity capital of $56.9 million and the Bank had total equity capital of $51.3 million. All the minimum levels of regulatory capital required by the Federal Reserve Board for the Company and the Federal Deposit Insurance Corporation for the Bank were met.

Results of Operations

General. Net income for the three month ended March 31, 1997, was $81,000 compared to $758,000 for the same period in 1996.
The decrease was primarily due to an increase in non-interest expense of $1,385,000 related primarily to increased compensation and benefits, occupancy and equipment, data processing, amortization of goodwill and core deposit intangibles, and other non-interest expenses. These additional expenses were primarily due to the costs of adding new products and services, the Branch Acquisitions, and the addition of two supermarket branch facilities in the Decatur area. The increase in non-interest expense was partially offset by an increase in net interest income of $283,000, or 11.1%, and an increase in non-interest income of $84,000 or 31.2%.

Interest Income. Interest income for the three months ended March 31, 1997, increased $2.2 million or 44.0%, from the period ended March 31, 1996. The increase was primarily due to the increase in average earning assets of $126.3 million, or 46.5%, to $398.1 million for the current three month period from $271.8 million for the earlier three month period, reflecting primarily the investment of proceeds from the Branch Acquisitions. This was partially offset by the decrease in the average yield on earning assets to 7.27% from 7.38% in the earlier period.

Interest Expense. Interest expense increased $1.9 million, or 76.0%, for the three months ended March 31, 1997, as compared to the same period in 1996, primarily due to the increase in average interest paying liabilities, which increased $160.9 million, or 78.6%, for the three month period. The increase in the average paying liabilities was primarily due to the Branch Acquisitions.

Net Interest Income. Net interest income increased $283,000, or 11.1%, for the current three month period versus the earlier three month period. The increase was primarily due to the increase in average earning assets of $126.3 million, which was partially offset by the $160.9 million increase in average paying liabilities during the current period versus the earlier period.

Provisions for Loan Losses. The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio including commercial real estate and commercial business loans, the Bank's past loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of underlying loan collateral, current and to a lesser extent, expected future economic conditions. During the three months ended March 31, 1997, a $160,000 provision for loan losses was recorded as a result of the overall increase in the loan portfolio, changes in the loan portfolio mix, especially the increase in commercial and consumer loans, and to the net charge-offs incurred during the period. Bank management made a $25,000 provision to the allowance for loan losses for the same period in 1996. The Bank's ratio of allowance for loan losses to non-performing loans was 208.0% at March 31, 1997, compared to 248.8% at December 31, 1996.

Non-Interest Income. Non-interest income, consisting primarily of service charges and fees on loans and deposit accounts, net gain on sale of mortgage loans, investment sales commissions, and loan servicing fees increased $84,000, or 31.2%, for the three months ended March 31, 1997, as compared to the earlier period in 1996. The increase was primarily due to a $76,000 increase in deposit service fee income, which was partially offset by a $32,000 decrease in the net gain on sale of loans. Approximately $52,000 of the increase in deposit service fee income was due to the Branch Acquisitions.

Non-Interest Expense. Non interest expense, consisting primarily of employee compensation and benefits, premises and equipment expenses, federal deposit insurance premiums, data processing, advertising and promotion, amortization of goodwill and core deposit intangibles, and other miscellaneous items increased $1,385,000, or 86.0% for the three months ended March 31, 1997, as compared to the same period in 1996. The additional expenses were primarily due to the costs of adding new products and services, the Branch Acquisitions, and the addition of two supermarket branch facilities in the Decatur area. Compensation and benefits increased $625,000, or 70.4% from the earlier period primarily due to the increase in the number of full time equivalent employees of 53, or 48.2%, to 163 at March 31, 1997, from 110 at March 31, 1996. The amortization of goodwill and core deposit intangibles resulting from the Branch Acquisitions was $242,000 for the current quarter versus $0 in the earlier period.

Income Tax Expenses. Income tax expenses decreased $476,000, for the three months ended March 31, 1997, as compared to the same period in 1996 as a result of the decreased earnings before taxes.

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

          NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of stockholders was held at the Decatur Club, 158 West Prairie Ave., Decatur, Illinois, on April 24, 1997.

          Paul K. Reynolds and Jon D. Robinson were elected directors for terms of three years. There were 3,392,518 votes for and 30,792 votes withheld for Paul
          K. Reynolds and 3,346,598 votes for and 76,712 votes withheld for Jon D. Robinson. Directors C. Robert Chastain, Robert D. Nichols, Roy M. Ousley, Richarld L. Jacobs, and Glen J. Whitney continue in office.

          The appointment of Crowe Chizek and Company LLP as auditors for the Company for the year ending December
          31, 1997, was ratified.

ITEM 5.   OTHER INFORMATION

          NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The registrant filed Form 8-K on January 17, 1997, in connection with the acquisition of three branch offices from First of America Bank - Illinois, N.A. on January
          3, 1997.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FIRST MUTUAL BANCORP, INC.
                              (Registrant)



Date:                    By:  /s/ Paul K. Reynolds
                              -----------------------------------
                              President and Chief Executive
                              Officer


Date:                    By:  /s/ G. Lynn Brinkman
                              -----------------------------------
                              Vice President,
                              Secretary, Treasurer and
                              Chief Financial Officer