Form 10-Q
period 1997-06-30
FIRST MUTUAL BANCORP INC
filed 1997-08-13
CIK 934738

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

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

     Yes /X/   No ----
     Yes /X/   No ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 3,506,670 shares of the Registrant's common stock outstanding as of June 30, 1997. Included were 300,800 unearned ESOP shares.

                   FIRST MUTUAL BANCORP, INC.

                              INDEX

                                                       Page

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements                    1

               Consolidated Statements of Financial
               Condition as of June 30, 1997, and
               December 31, 1996                       2

               Consolidated Statements of Income for
               the Three and Six Months Ended
               June 30, 1997 and 1996                  3

               Consolidated Statements of Changes in
               Stockholders' Equity for the Six Months
               Ended June 30, 1997                     4

               Consolidated Statements  of Cash Flows
               for the Six Months Ended June 30, 1997
               and 1996                                5

               Notes to Consolidated Financial
               Statements                              7


     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                              9


PART II.  OTHER INFORMATION                            15

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                   FIRST MUTUAL BANCORP, INC.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     (DOLLARS IN THOUSANDS)
                           (UNAUDITED)


                                                                 JUNE 30, 1997        DECEMBER 31, 1996
ASSETS
  Cash and cash equivalents                                      $    3,010              $    4,350
  Interest-bearing deposits with financial institutions              25,611                   6,730
  Securities held-to-maturity
    (Estimated fair value: June 30, 1997 $39,322)                    39,283                      --
    (Estimated fair value: December 31, 1996 $19,063)                                        19,007
  Securities available for sale                                      14,029                   4,000
  Loans held for sale                                                 1,562                   1,103
  Loans receivable, net                                             304,338                 282,066
  Federal Home Loan Bank stock                                        2,349                   3,200
  Accrued interest receivable                                         2,590                   1,969
  Foreclosed real estate, net of allowance for losses                   143                      77
  Premises and equipment                                              6,666                   4,119
  Cash surrender value of life insurance                              3,230                   3,215
  Goodwill and core deposit intangibles                              13,003                      --
  Other assets                                                        1,881                   1,940
                                                                 ----------              ----------

TOTAL ASSETS                                                     $  417,695              $  331,776
                                                                 ----------              ----------
                                                                 ----------              ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                                      $  329,551              $  202,923
   Advances from borrowers for taxes and insurance                    1,404                   1,420
   Advances from Federal Home Loan Bank                              21,500                  62,800
   Securities sold under Agreements to Repurchase                     8,000                      --
   Accrued expenses and other liabilities                             3,599                   2,416
                                                                 ----------              ----------

TOTAL LIABILITIES                                                   364,054                 269,559

STOCKHOLDERS' EQUITY:
   Common stock, $101 par value,
   8,000,000 shares authorized;
   issued 4,700,000 shares                                              470                     470
   Additional paid in capital                                        45,219                  45,104
   Unearned ESOP shares                                              (3,008)                 (3,196)
   Unearned stock awards                                             (1,226)                 (1,504)
   Retained earnings, substantially restricted                       29,565                  29,578
   Treasury Stock at cost - 611,400 shares (Dec. 31, 1996)               --                  (8,231)
                          - 1,193,330 shares (June 30, 1997)        (17,382)                     --
   Unrealized gain (loss) on securities available for sale,
    net of tax                                                            3                     (4)
                                                                 ----------              ----------

TOTAL STOCKHOLDERS' EQUITY                                           53,641                  62,217
                                                                 ----------              ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  417,695              $  331,776
                                                                 ----------              ----------
                                                                 ----------              ----------

Number of Shares Outstanding, Net of Unearned
  ESOP Shares                                                     3,205,870               3,769,000

Book Value Per Share                                             $    16.73              $    16.51

                   FIRST MUTUAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                     (DOLLARS IN THOUSANDS)
                           (UNAUDITED)


                                                                   SIX MONTHS ENDED             THREE MONTHS ENDED
                                                                        JUNE 30                       JUNE 30
                                                                 -----------------------       ---------------------
                                                                   1997           1996           1997         1996
                                                                 ----------   ----------       ----------  ---------
Interest Income:
 Loans receivable
  First mortgage loans                                           $    9,473   $    8,198       $    4,784  $    4,145
  Consumer and other loans                                            1,946          606            1,018         394
  Commercial loans                                                      422          220              224         115
 Investment securities                                                1,582          878              767         428
 Other interest-earning assets                                        1,050          391              445         195
                                                                 ----------   ----------       ----------  ----------
    Total interest income                                            14,473       10,293            7,238       5,277

Interest expense
 Deposits                                                             8,000        4,685            4,001       2,348
 Federal Home Loan Bank advances
  and other interest charges                                            751          398              358         279
                                                                 ----------   ----------       ----------  ----------
    Total interest expense                                            8,751        5,083            4,359       2,627
                                                                 ----------   ----------       ----------  ----------

Net interest income                                                   5,722        5,210            2,879       2,650

Provision for loan losses                                               253           50               93          25
                                                                 ----------   ----------       ----------  ----------

Net interest income after provision
 for loan losses                                                      5,469        5,160            2,786       2,625

Noninterest income
  Gain (loss) on sales of loans                                          84          116               47          47
  Deposit service fee income                                            340          166              185          87
  Loan servicing fees                                                    59           61               30          31
  Investment sales commissions                                           92           63               54          36
  Other                                                                 191          128               97          64
                                                                 ----------   ----------       ----------  ----------
    Total noninterest income                                            766          534              413         265

Noninterest expense
  Compensation and benefits                                           2,823        1,853            1,310         965
  Occupancy and equipment                                               656          378              324         203
  FDIC deposit insurance premium                                         66          225               33         113
  Advertising and promotion                                             268          219              131         143
  Data processing                                                       418          198              201         110
  Printing, postage, stationery, and supplies                           236          131              110          73
  Net expense on foreclosed real estate operations                        3            5                1           2
  Net loss on sale of real estate owned including
   provisions for losses                                                 16           --                4          --
  Amortization of Goodwill & Core Deposit Intangibles                   360           --              118          --
  Other                                                                 707          491              325         280
                                                                 ----------   ----------       ----------  ----------
    Total noninterest expense                                         5,553        3,500            2,557       1,889
                                                                 ----------   ----------       ----------  ----------
Income before income taxes                                              682        2,194              642       1,001

Income taxes                                                            165          865              206         430
                                                                 ----------   ----------       ----------  ----------
Net income                                                       $      517   $    1,329       $      436  $      571
                                                                 ----------   ----------       ----------  ----------
                                                                 ----------   ----------       ----------  ----------
Average Number of Shares Outstanding
 Net of Unearned ESOP Shares                                      3,400,198    4,315,530        3,336,677   4,287,949
Earnings per Common Share-fully diluted                               $0.15        $0.31            $0.13       $0.14



                   FIRST MUTUAL BANCORP, INC.
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     (DOLLARS IN THOUSANDS)
                           (UNAUDITED)

                                                                                                    Unrealized
                                                                           Retained                Gain (Loss) on
                                        Additional  Unearned  Unearned     Earnings -                Securities
                               Common    Paid In      ESOP     Stock     Substantially   Treasury    Available
                               Stock     Capital     Shares    Awards     Restricted      Stock      For Sale     Total

Balance at January 1, 1995       $ --     $    --    $     --  $     --    $27,811       $       --  $   --       $ 27,811

Issuance of Common Stock          470      44,930      (3,760)       --         --               --      --         41,640

ESOP shares earned                 --          50         188        --         --               --      --            238

Cash Dividends ($.07 per share)    --          --          --        --       (605)              --      --           (605)

Reclassification of securities
 from held-to-maturity to
 available-for-sale, net of tax    --          --          --        --         --               --      43             43

Change in unrealized gain on
 securities available-for-sale,
 net of tax                        --          --          --        --         --               --       3              3

Net Income                                     --          --        --    $ 2,398               --      --         $2,398
                                 ----     -------     -------   -------    -------         --------     ---        -------

Balance at December 31, 1995      470      44,980      (3,572)       --     29,604               --      46         71,528
                                 ----     -------     -------   -------    -------         --------     ---        -------

Net Income                         --          --          --        --      1,171               --      --          1,171

Purchase of Treasury Shares        --          --          --        --         --          (10,330)     --        (10,330)

Unearned Stock Awards              --          --          --    (2,099)        --            2,099      --             --

ESOP Shares earned                 --         116         376        --         --               --      --            492

Stock Awards Earned                --          --          --       595         --               --      --            595

Tax benefit of stock awards        --           8          --        --         --               --      --              8

Change in unrealized appreciation
  (depreciation) on securities
  available-for-sale, net of tax   --          --          --        --         --               --     (50)           (50)

Cash dividends ($.30 per share)    --          --          --        --     (1,197)              --                 (1,197)
                                 ----     -------     -------   -------    -------         --------     ---        -------

Balance at December 31, 1996      470      45,104      (3,196)   (1,504)    29,578           (8,231)     (4)        62,217
                                 ----     -------     -------   -------    -------         --------     ---        -------

Net Income (1/1/97 - 6/30/97)      --          --          --        --        517               --      --            517

Purchase of Treasury Shares        --          --          --        --         --           (9,151)     --         (9,151)

ESOP Shares Earned (1/1/97 -
  6/30/97)                         --          97         188        --         --               --      --            285
Stock Awards Earned (1/1/97 -
  6/30/97)                         --          --          --       278         --               --      --            278

Tax Benefit of Stock Awards        --          18          --        --         --               --      --             18

Change in unrealized appreciation
  (depreciation) on securities available
  for sale, net of tax             --          --          --        --         --               --       7              7

Cash dividends ($.08 per share)    --          --          --        --       (530)              --      --           (530)
                                 ----     -------     -------   -------    -------         --------     ---        -------

Balance at June 30, 1997         $470     $45,219     ($3,008)  ($1,226)   $29,565         ($17,382)    ($3)       $53,641
                                 ----     -------     -------   -------    -------         --------     ---        -------
                                 ----     -------     -------   -------    -------         --------     ---        -------



                   FIRST MUTUAL BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (DOLLARS IN THOUSANDS)
                           (unaudited)

                                                                       Six Months Ended
                                                               June 30, 1997      June 30, 1996
Cash flows from operating activities
  Net income                                                          517               1,329
  Adjustments to reconcile net income to
    net cash from operating activities
      Depreciation and amortization                                   311                 165
      Amortization of premiums and
        discounts on mortgaged-backed
        and investment securities, net                                105                  53
      Amortization of Goodwill and Core
        Deposit Intangibles                                           360                  --
      ESOP Compensation                                               285                 240
      Stock Awards Expense                                            278                  --
      Origination of loans held for sale                           (6,217)             (7,927)
      Proceeds from sale of loans                                   5,842               8,380
      Change in net deferred loan
        origination costs                                              23                 (84)
     Change in deferred income taxes                                   31                  14
     Provision for loan losses                                        253                  50
     Provision for losses on foreclosed real estate                     2                  --
     Net Loss on sale of Available-for-sale Securities                  8                  --
     Net (gain) loss on sales of loans                                (84)               (116)
     Net (gain) loss on sale of foreclosed
       real estate                                                     13                  --
     Change in
       Accrued interest receivable                                   (621)               (229)
       Cash surrender value of
         life insurance                                          (72)                (69)
       Other assets                                                    23                (893)
       Accrued expenses and other
         liabilities                                                1,243              (4,200)
                                                                  -------              ------
       Net cash provided by operating activities                    2,300              (3,287)
                                                                  -------              ------

Cash flows from investing activities
  Net (increase) decrease in loans receivable                     (12,767)            (19,445)
  Proceeds from maturity of investment
    securities - Held to Maturity                                   5,000              12,465
  Proceeds from maturity and sale of Investments-
    Available for Sale                                             14,006               4,003
  Proceed from redemption of Federal Home Loan Bank stock             851                  --
  Purchase of investment securities - Held to Maturity            (25,366)            (13,561)
  Purchase of investment securities - Available for Sale          (24,047)             (3,022)
  Investments in
    Loans purchased                                                (9,929)             (8,051)
    Federal Home Loan Bank stock                                       --                (113)
    Premises and equipment                                         (2,830)               (503)
    Foreclosed real estate                                            (19)                 (5)
    Goodwill and core deposit intangibles                         (13,335)                 --


                                                                       Six Months Ended
                                                               June 30, 1997      June 30, 1996

Cash flows from investing activities (Continued)
  Net (increase) decrease in interest-bearing
    deposits with financial institutions                          (18,880)              2,278
  Proceeds from sales of foreclosed
    real estate                                                        87                  --
                                                                  -------              ------

    Net cash provided by (used in)
      investing activities                                        (87,229)            (25,954)
                                                                  -------              ------

Cash flows from financing activities
  Net increase (decrease) in deposits                             126,628               8,867
  Net change in advances from
    Federal Home Loan Bank                                        (41,300)             23,200
  Proceeds from securities sold under
    agreements to repurchase                                        8,000                  --
  Net increase (decrease) in advances from
    borrowers for taxes and insurance                                 (16)                (57)
  Purchase of Treasury Stock                                       (9,151)             (2,988)
  Dividends paid                                                     (572)               (305)
                                                                  -------              ------

Net cash provided by (used in)
  financing activities                                             83,589              28,717

Net increase (decrease) in cash and
  cash equivalents                                                 (1,340)               (524)

Cash and cash equivalents at beginning of period                    4,350               3,005
                                                                  -------              ------

Cash and cash equivalents at end of period                          3,010               2,481
                                                                  -------              ------
                                                                  -------              ------

Supplemental disclosures of cash flow
  information
    Cash paid for
      Interest                                                      7,706               5,077
      Income taxes (refunds)                                         (149)                974

    Transfers from loans to real estate
      acquired through foreclosure                                    148                  49


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

The results of the interim periods ended June 30, 1997 are not necessarily indicative of the results expected for the year ending December 31, 1997.

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

(3)  Earnings Per Share of Common Stock

Primary and fully diluted earnings per share were computed by dividing net income by 3,250,722, and 3,336,677 respectively, the weighted average number of net shares of common stock outstanding during the three months ended June 30, 1997. There were 407,600 outstanding stock options during the entire quarter at an exercise price of $11.75 per share.

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

In June, 1996, the Financial Accounting Standard's Board released SFAS No. 125, "Accounting for Transfers and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 requires a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122 and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increases obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1996 and early or retroactive application is not permitted. The adoption of SFAS No. 125 did not have a material impact on the financial position or results of operations of the Bank.

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Financial Condition

Total assets increased $85.9 million, or 25.9%, to $417.7 million at June 30, 1997, from $331.8 million at December 31, 1996, primarily as a result of acquiring three branch offices in Pontiac, Lincoln, and Taylorville, Illinois (the "Branch
Acquisitions") from First of America Bank-Illinois, N.A. on
January 3, 1997.

The following summarizes the assets purchased and liabilities assumed as a result of the Branch Acquisitions.


Assets purchased:                               (In Thousands)
  Cash due from bank                             $   121,222
  Loans Receivable                     9,901
  Less: Allowance for loan losses        (68)          9,833
                                                 -----------
  Premises & Equipment                                 2,706
  Goodwill and Core Deposit Intangibles               13,318
  Other assets                                            83
                                                 -----------

Total Assets purchased                           $   147,162
                                                 -----------
                                                 -----------

Liabilities assumed
  Deposits                                       $   145,520
  Other liabilities                                    1,642
                                                 -----------

Total Liabilities assumed                        $   147,162
                                                 -----------
                                                 -----------


Loans receivable (excluding loans held for sale) increased $22.2 million, or 7.9%, to $304.3 million at June 30, 1997, from $282.1 million at December 31, 1996, as a result of the Branch Acquisitions in addition to the excess of loan originations versus repayments during the six-month period. A total of $9.9 million of loans receivable was acquired as a result of the Branch Acquisitions.

Interest-bearing deposits with financial institutions and securities held-to-maturity and available for sale increased
$49.2 million, or 165.7%, to $78.9 million from $29.7 million at December 31, 1996. The increase was primarily due to the investment of the proceeds received as a result of the Branch
Acquisitions.

Premises and equipment increased $2.6 million, or 63.4%, to $6.7 million at June 30, 1997 from $4.1 million at December 31, 1996, primarily as a result of the Branch Acquisitions, which resulted in an additional $2.7 million in premises and equipment associated with the three branch offices.

Goodwill and Core Deposit Intangibles increased to $13.0 million from $0 as a result of the Branch Acquisitions.

Deposits increased $126.7 million, or 62.4%, to $329.6 million at June 30, 1997, from $202.9 million at December 31, 1996, primarily as a result of the Branch Acquisitions.

Advances from the Federal Home Loan Bank decreased $41.3 million, or 65.8%, to $21.5 million at June 30, 1997, from $62.8 million at December 31, 1996, primarily as a result of the use of proceeds from the Branch Acquisitions to repay outstanding advances.

Securities sold under Agreements to Repurchase increased $8.0 million to $8.0 million at June 30, 1997, from 0 at December 31,
1996 as a result of a Repurchase Agreement with a local county collector.

Non-performing assets were $779,000 as of June 30, 1997, compared to $577,000 as of December 31, 1996. The following table sets forth the amounts and categories of non-performing assets.


                         June 30, 1997       December 31, 1996
                              (Dollars in Thousands)

Non-Performing Loans:
  One to four family         $  447               $  298
  Consumer                      168                  128
  Commercial                     --                   74
                             ------               ------

     Total                      615                  500

     Total Repossessed
          Assets                 21                   --

     Total Real Estate
          Owned                 143                   77
                             ------               ------

     Total Non-performing
          Assets               $779                 $577
                             ------               ------

Total Non-performing assets
     to total assets            .19%                 .17%


During the three months ended June 30, 1997, 235,000 shares of common stock or 5% of the 4,700,000 shares issued at the time of conversion, were purchased by the Company in open market transactions at an average price of $15.93 per share.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, funds received from the sale, amortization, and prepayment of loans, advances from the Federal Home Loan Bank, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company also borrows funds from the Federal Home Loan Bank based on need, comparative costs, and availability at the time. Assets of the Company qualifying for regulatory liquidity totalled $73.3 million at June 30, 1997 compared to $37.5 million at December 31, 1996.

As of June 30, 1997, the Company had total equity capital of $53.6 million and the Bank had total equity capital of $50.0 million. All the minimum levels of regulatory capital required by the Federal Reserve Board for the Company and the Federal Deposit Insurance Corporation for the Bank were met.

Results of Operations

General. Net income for the three months ended June 30, 1997, was $436,000 compared to $571,000 for the same period in 1996. The decrease was primarily due to an increase in non-interest expense of $668,000, or 35.4%, related primarily to increased compensation and benefits, occupancy and equipment, data processing, amortization of goodwill and core deposit intangibles, and other non-interest expenses. The additional expenses were primarily due to the costs of adding new products and services, the Branch Acquisitions, and the addition of two supermarket branch facilities in the Decatur area. The increase in non-interest expense was partially offset by an increase in net interest income of $229,000, or 8.6%, and an increase in non-interest income of $148,000, or 55.8%.

Net income for the six months ended June 30, 1997, was $517,000 compared to $1,329,000 for the same period in 1996. The decrease was primarily due to the increase in non-interest expense of $2.1 million to $5.6 million in 1997 from $3.5 million for the same period in 1996. The increase in non-interest expense was related primarily to increased compensation and benefits, occupancy and equipment, data processing, amortization of goodwill and core deposit intangibles, and other non-interest expenses. These additional expenses were primarily due to the costs of adding new products and services, the Branch Acquisitions, and the addition of two supermarket branch facilities in the Decatur area. The increase in non-interest expense was partially offset by an increase in net interest income of $512,000, or 9.8%, and an increase in non-interest income of $232,000, or 43.4%.

Interest Income. Interest income for the three months ended June 30, 1997 increased $1.9 million, or 35.8%, from the three months ended June 30, 1996. The increase was primarily due to the increase in average earning assets of $101.4 million, or 35.7%, to $385.3 million from $283.9 million in the earlier period, reflecting primarily the investment of proceeds from the Branch Acquisitions. The average yield also increased to 7.51% from 7.43% in the earlier period.

Interest income for the six months ended June 30, 1997 increased $4.2 million, or 40.8%, from the six months ended June 30, 1996. The increase was primarily due to the increase in average earning assets of $113.8 million, or 40.9%, to $391.7 million from $277.9 million in the earlier period, reflecting primarily the investment of proceeds from the Branch Acquisitions. This was partially offset by the decrease in average yield to 7.39% from 7.41% in the earlier period.

Interest Expense. Interest expense increased $1.8 million, or 69.2%, to $4.4 million for the three months ended June 30, 1997, as compared to $2.7 million for the three months ended June 30, 1996, primarily due to the increase in average paying liabilities, which increased $138.5 million, or 63.0%, to $358.4 million from $219.9 million in the earlier period. The increase in the average paying liabilities was primarily due to the Branch Acquisitions. The cost of the average paying liabilities also increased to 4.87% form 4.78% in the earlier period.

Interest expense increased $3.7 million, or 72.5%, to $8.8 million for the six months ended June 30, 1997, from $5.1 million in the earlier six-month period, primarily due to the increase in average paying liabilities, which increased $149.7 million, or 70.5%, to $362.0 million from $212.3 million in the earlier period, primarily as a result of the Branch Acquisitions. The cost of the average paying liabilities also increased to 4.84% from 4.79% in the earlier period.

Net Interest Income. Net interest income increased $229,000, or 8.6%, during the current three-month period versus the earlier
three-month period.   The increase was primarily due to the
increase in average earning assets of $101.4 million, which was partially offset by the $138.5 million increase in average paying liabilities during the current period versus the earlier period. The net interest rate spread was 2.64% for the current three-month period as compared to 2.65% for the earlier period.

Net interest income increased $.5 million, or 9.6%, for the current six-month period versus the earlier six-month period.
The increase was primarily due to the increase in average earning assets of $113.8 million, which was partially offset by the $149.7 million increase in interest paying liabilities during the current period versus the earlier period. The net interest rate spread was 2.55% for the current six-month period as compared to 2.62% for the earlier six-month period.

Provision for Loan Losses. The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio including commercial real estate and commercial business loans, the Bank's past loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of underlying loan collateral, current and to a lesser extent, expected future economic conditions. During the three months ended June 30, 1997, a $93,000 provision for loan losses was recorded primarily as a result of the overall increase in the loan portfolio, changes in the loan portfolio mix, especially the increase in commercial and consumer loans, and to the net charge-offs incurred during the period. Bank management made a $25,000 provision to the allowance for loan losses for the same period in 1996. The Bank's ratio of allowance for loan losses to non-performing loans was 231.1% at June 30, 1997, compared to 248.8% at December 31, 1996.

During the six months ended June 30, 1997, a $253,000 provision for loan losses was recorded as a result of the overall increase in the loan portfolio, changes in the loan portfolio mix, especially the increases in commercial and consumer loans, and to the net charge-offs incurred during the period. Bank management made a $50,000 provision to the allowance for loan losses for the same period in 1996.

Non-Interest Income. Non-interest income, consisting primarily of service charges and fees on loans and deposit accounts, net gain on sale of mortgage loans, investment sales commissions, and loan servicing fees increased $148,000, or 55.8%, for the three-month period ended June 30, 1997, as compared to the earlier three-month period and $232,000, or 43.4% for the six-month period ended June 30, 1997 as compared to the earlier six-month period. The increases were primarily due to the increase in deposit service fee income of $98,000 for the three-month period and $174,000 for the six-month period.

Non-Interest Expense. Non-interest expense, consisting primarily of employee compensation and benefits, premises and equipment expenses, federal deposit insurance premiums, data processing, advertising and promotion, amortization of goodwill and core deposit intangibles, and other miscellaneous items increased $.7 million or 36.8%, for the three-month period ended June 30, 1997, as compared to the earlier three-month period in 1996, and $2.1 million, or 60.0%, as compared to the earlier six-month period in 1996. The additional expenses were primarily due to the costs of adding new products and services, the Branch Acquisitions, and the addition of two supermarket branch facilities in the Decatur area. Compensation and benefits increased $345,000, or 35.8%, for the three-month period and $.9 million, or 47.4% for the six-month period, primarily due to the increase in the number of full-time equivalent employees to 173 at June 30, 1997, as compared to 123 at June 30, 1996. The amortization of goodwill and core deposit intangibles resulting from the Branch Acquisitions, was $118,000 for the current three-month period and $360,000 for the current six-month period as compared to $0 in the earlier periods. Occupancy and equipment expenses increased $121,000 for the three-month period and $278,000 for the six-month period, primarily due to the Branch Acquisitions and the addition of two supermarket branch facilities. Data Processing costs increased $91,000 during the three-month period and $220,000 during the six-month period as compared to the earlier periods primarily due to the Branch Acquisitions and adding new products and services.

Income Tax Expenses. Income tax expenses decreased $224,000 for the three months ended June 30, 1997 and $700,000 for the six months ended June 30, 1997, as compared to the same periods in 1996. The decreases were a result of decreased earnings before taxes and the increased taxes during the three-month period in 1996 due to an audit by the Illinois Department of Revenue for years prior to 1995.

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


                              FIRST MUTUAL BANCORP, INC.
                              (Registrant)



Date: August 13, 1997    By:  /s/ Paul K. Reynolds
                              -----------------------------------
                              Paul K. Reynolds, President
                              and Chief Executive Officer



Date: August 13, 1997    By:  /s/ G. Lynn Brinkman
                              -----------------------------------
                              G. Lynn Brinkman, Vice President
                              Secretary, Treasurer and
                              Chief Financial Officer