Form 10-Q
period 1997-09-30
FIRST MUTUAL BANCORP INC
filed 1997-11-12
CIK 934738

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1997

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

     Yes /X/   No ----
     Yes /X/   No ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 3,506,670 shares of the Registrant's common stock outstanding as of September 30, 1997. Included were 291,400 unearned ESOP shares.

                   FIRST MUTUAL BANCORP, INC.

                              INDEX


                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                               1

          Consolidated Statements of Financial
          Condition as of September 30, 1997, and
          December 31, 1996                                 2

          Consolidated Statements of Income for
          the Three and Nine Months Ended
          September 30, 1997 and 19961996                   3

          Consolidated Statements of Changes in
          Stockholders' Equity for the Nine Months
          Ended September 30, 1997                          4

          Consolidated Statements of Cash Flows
          for the Nine Months Ended Sepember 30, 1997
          and 1996                                          5

          Notes to Consolidated Financial Statements        7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations     9


PART II.  OTHER INFORMATION                                 15


                   FIRST MUTUAL BANCORP, INC.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                     (DOLLARS IN THOUSANDS)
                           (UNAUDITED)


                                                           September 30, 1997   December 31, 1996
ASSETS
  Cash and cash equivalents                                     $   4,010          $   4,350
  Interest-bearing deposits with financial institutions            14,153              6,730
  Securities held-to-maturity
   (Estimated fair value:  March 31, 1997  $38,131)                36,487                 --
   (Estimated fair value:  December 31, 1996  $19,063)                 --             19,007
  Securities available for sale                                    10,030              4,000
  Loans held for sale                                               1,909              1,103
  Loans receivable, net                                           305,959            282,066
  Federal Home Loan Bank stock                                      2,349              3,200
  Accrued interest receivable                                       2,516              1,969
  Foreclosed real estate, net of allowance for losses                  33                 77
  Premises and equipment                                            6,740              4,119
  Cash surrender value of life insurance                            3,457              3,215
  Goodwill and core deposit intangibles                            12,823                 --
  Other assets                                                      1,923              1,940
                                                                ---------          ---------
TOTAL ASSETS                                                    $ 402,389          $ 331,776
                                                                ---------          ---------
                                                                ---------          ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits                                                      $ 322,862          $ 202,923
  Advances from borrowers for taxes and insurance                     664              1,420
  Advances from Federal Home Loan Bank                             14,500             62,800
  Securities sold under Agreements to Repurchase                    7,000                 --
  Accrued expenses and other liabilities                            3,445              2,416

TOTAL LIABILITIES                                                 348,471            269,559

STOCKHOLDERS' EQUITY
  Common stock $.10 par value;
  8,000,000 shares authorized;
  issued 4,700,000 shares                                             470                470
  Additional paid in capital                                       45,277             45,104
  Unearned ESOP shares                                             (2,914)            (3,196)
  Unearned stock awards                                            (1,126)            (1,504)
  Retained earnings, substantially restricted                      29,583             29,578
  Treasury Stock at cost - 611,400 shares (Dec.31, 1996)               --             (8,231)
                         - 958,330 shares (March 31,1997)         (17,382)                --
  Unrealized gain (loss) on securities available for sale,
   net of tax                                                          10                 (4)

TOTAL STOCKHOLDERS' EQUITY                                         53,918             62,217

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 402,389          $ 331,776

Number of Shares Outstanding, Net of Unearned
  ESOP Shares                                                   3,215,270          3,769,000

Book Value Per Share                                            $   16.77          $   16.51


                   FIRST MUTUAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                     (DOLLARS IN THOUSANDS)
                           (UNAUDITED)


                                           Nine Months Ended            Three Months Ended
                                  Sept. 30, 1997  Sept. 30, 1996  Sept. 30, 1997  Sept. 30, 1996
Interest Income
  Loans receivable
   First mortgage loans             $  14,325         $  12,449      $  4,852        $  4,251
   Consumer and other loans             3,037             1,201         1,091             595
   Commercial loans                       649               344           227             124
  Investment securities                 2,367             1,289           785             411
  Other interest-earning assets         1,258               553           208             162

    Total Interest Income              21,636            15,836         7,163           5,543

Interest Expense
  Deposits                             11,989             7,174         3,989           2,489
  Federal Home Loan Bank advances
   and other interest charges           1,056               870           305             472

    Total Interest Expense             13,045             8,044         4,294           2,961

Net Interest Income                     8,591             7,792         2,869           2,582

Provision for loan losses                 396                75           143              25

Net Interest Income after provision
  for loan losses                       8,195             7,717         2,726           2,557

Noninterest income
  Gain on sales of loans                  160               154            76              38
  Deposit service fee income              565               259           225              93
  Loan servicing fees                      88                92            29              31
  Investment sales commissions            123                91            31              28
  Other                                   289               194            98              66

    Total noninterest income            1,225               790           459             256

Noninterest expense
  Compensation and benefits             4,286             3,367         1,463           1,514
  Occupancy and equipment                 995               606           339             228
  FDIC Deposit insurance premium          101               339            35             114
  FDIC Special Assessment                  --             1,314            --           1,314
  Advertising and promotion               409               329           141             110
  Data processing                         599               310           181             112
  Printing, postage, stationery,
    and supplies                          352               235           116             104
  Net expense on foreclosed
    real estate operations                  7                 8             4               3
  Net loss on sale of real estate
    owned including provisions for losses   5                 1           (11)              1
  Amortization of Goodwill
    and Core Deposit Intangibles          539                --           179              --
  Other                                 1,047               825           340             334

    Total noninterest expense           8,340             7,334         2,787           3,834

Income (loss) before income taxes       1,080             1,173           398          (1,021)

Income taxes (benefit)                    292               449           127            (416)

Net income (loss)                        $788              $724          $271           ($605)

Average Number of Shares Outstanding for
  calculating earnings per share    3,444,384         4,251,462     3,351,098       4,124,719

Earnings (Loss) Per Common Share --
   fully diluted                         $.23              $.17          $.08           ($.14)


                   FIRST MUTUAL BANCORP, INC.
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     (DOLLARS IN THOUSANDS)
                           (UNAUDITED)


                                                                                                    Unrealized
                                                                           Retained                Gain (Loss) on
                                        Additional  Unearned  Unearned     Earnings -                Securities
                               Common    Paid In      ESOP     Stock     Substantially   Treasury    Available
                               Stock     Capital     Shares    Awards     Restricted      Stock      For Sale     Total

Balance at January 1, 1995       $ --     $    --    $     --  $     --    $27,811       $       --  $   --       $ 27,811

Issuance of Common Stock          470      44,930      (3,760)       --         --               --      --         41,640

ESOP shares earned                 --          50         188        --         --               --      --            238

Cash Dividends ($.07 per share)    --          --          --        --       (605)              --      --           (605)

Reclassification of securities
 from held-to-maturity to
 available-for-sale, net of tax    --          --          --        --         --               --      43             43

Change in unrealized gain on
 securities available-for-sale,
 net of tax                        --          --          --        --         --               --       3              3

Net Income                                     --          --        --    $ 2,398               --      --         $2,398

Balance at December 31, 1995      470      44,980      (3,572)       --     29,604               --      46         71,528

Net Income                         --          --          --        --      1,171               --      --          1,171

Purchase of Treasury Shares        --          --          --        --         --          (10,330)     --        (10,330)

Unearned Stock Awards              --          --          --    (2,099)        --            2,099      --             --

ESOP Shares earned                 --         116         376        --         --               --      --            492

Stock Awards Earned                --          --          --       595         --               --      --            595

Tax benefit of stock awards        --           8          --        --         --               --      --              8

Change in unrealized appreciation
  (depreciation) on securities
  available-for-sale, net of tax   --          --          --        --         --               --     (50)           (50)

Cash dividends ($.30 per share)    --          --          --        --     (1,197)              --                 (1,197)

Balance at December 31, 1996      470      45,104      (3,196)   (1,504)    29,578           (8,231)     (4)        62,217

Net Income (1/1/97 - 9/30/97)      --          --          --        --        788               --      --            788

Purchase of Treasury Shares        --          --          --        --         --           (9,151)     --         (9,151)

ESOP Shares Earned (1/1/97 -
  9/30/97)                         --         152         282        --         --               --      --            434

Stock Awards Earned (1/1/97 -
  9/30/97)                         --          --          --       378         --               --      --            378

Tax Benefit of Stock Awards        --          21          --        --         --               --      --             21

Change in unrealized appreciation
  (depreciation) on securities available
  for sale, net of tax             --          --          --        --         --               --      14             14

Cash dividends ($.24 per share)    --          --          --        --       (783)              --      --           (783)

Balance at  Sept. 30, 1997       $470     $45,277     ($2,914)  ($1,126)   $29,583         ($17,382)   ($10)       $53,918


                   FIRST MUTUAL BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                           (Unaudited)


                                                                       Nine Months Ended
                                                        September 30, 1997     September 30, 1996
Cash flows from operating activities
  Net income                                                          788                 724
  Adjustments to reconcile net income to
    net cash from operating activities
      Depreciation and amortization                                 1,011                 269
      Amortization of premiums and
        discounts on mortgaged-backed
        and investment securities, net                                157                  58
      ESOP Compensation                                               434                 358
      Stock Awards Expense                                            378                 490
      Origination of loans held for sale                          (12,010)            (10,326)
      Proceeds from sale of loans                                  11,363              11,154
      Change in net deferred loan
        origination costs                                              24                (162)
     Change in deferred income taxes                                   75                  74
     Provision for loan losses                                        396                  75
     Net Loss on sale of Available-for-sale Securities                  3                  --
     Net (gain) loss on sales of loans                               (160)               (154)
     Net (gain) loss on sale of foreclosed
       real estate                                                      1                   1
     Change in
       Accrued interest receivable                                   (547)                112
       Cash surrender value of
         life insurance                                          (42)               (106)
       Other assets                                                  (138)             (1,620)
       Accrued expenses and other
         liabilities                                                1,094              (2,570)
       Net cash provided by (used in)
         operating activities                                       2,835              (1,619)

Cash flows from investing activities
  Net (increase) decrease in loans receivable                     (14,550)            (36,074)
  Proceeds from maturity of investment
    securities - Held to Maturity                                   7,750              13,465
  Proceeds from maturity of investment securities
    Available for Sale                                            21,006                7,006
  Proceeds from redemption of Federal Home
    Loan Bank stock                                                  851                   --
  Purchase of investment securities - Held to Maturity            (25,365)            (14,598)
  Purchase of investment securities - Available for Sale          (27,042)             (3,022)
  Investments in
    Loans purchased                                                (9,929)            (12,450)
    Federal Home Loan Bank stock                                       --                (480)
    Premises and equipment                                         (3,051)               (708)
    Foreclosed real estate                                            (29)                (11)
    Goodwill and core deposit intangibles                         (13,335)                 --
    Cash surrender value of insurance                                (200)                 --
  Net (increase) decrease in interest-bearing
    deposits with financial institutions                           (7,423)              6,412
  Proceeds from sales of foreclosed
    real estate                                                       236                  72

    Net cash used in investing activities                         (71,081)            (40,388)

Cash flows from financing activities
  Net increase in deposits                                        119,939              11,614
  Net change in advances from
    Federal Home Loan Bank                                        (48,300)             40,500
  Proceeds from securities sold under agreements
    to purchase                                                     7,000                  --
  Net decrease in advances from borrowers
    for taxes and insurance                                          (755)               (678)
  Purchase of Treasury Stock                                       (9,151)             (9,079)
  Dividends paid                                                     (827)               (593)

Net cash provided by financing activities                          67,906              41,764

Net decrease in cash and cash equivalents                            (340)               (243)

Cash and cash equivalents at beginning of period                    4,350               3,005

Cash and cash equivalents at end of period                          4,010               2,762

Supplemental disclosures of cash flow
  information
    Cash paid for
      Interest                                                    $12,137              $7,842
      Income taxes (refunds)                                          (55)                998

    Transfers from loans to real estate
      acquired through foreclosure                                    166                  88


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

The results of the interim periods ended September 30, 1997 are not necessarily indicative of the results expected for the year ending December 31, 1997.

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

(3)  Earnings Per Share of Common Stock

Primary and fully diluted earnings per share for the quarter were computed by dividing net income by 3,311,874, and 3,351,098 respectively, the weighted average number of net shares of common stock outstanding during the three months ended September 30, 1997. There were 407,600 outstanding stock options during the entire quarter at an exercise price of $11.75 per share.

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Financial Condition

Total assets increased $70.6 million, or 21.3%, to $402.4 million at September 30, 1997, from $331.8 million at December 31, 1996, primarily as a result of the Bank acquiring three branch offices in Pontiac, Lincoln, and Taylorville, Illinois (the "Branch Acquisitions") from First of America Bank-Illinois, N.A. on January 3, 1997.

The following summarizes the assets purchased and liabilities assumed as a result of the Branch Acquisitions.


Assets purchased:                                  (In Thousands)


   Cash due from banks                              $121,222
   Loans Receivable                   $9,901
   Less: Allowance
     for loan losses                     (68)          9,833
                                      ------
   Premises & Equipment                                2,706
   Goodwill and Core
     Deposit Intangibles                              13,318
   Other assets                                           83
                                                    --------

Total Assets purchased                              $147,162
                                                    --------
                                                    --------

Liabilities assumed:
   Deposits                                         $145,520
   Other liabilities                                   1,642
                                                    --------

Total Liabilities assumed                           $147,162
                                                    --------
                                                    --------


Loans receivable (excluding loans held for sale) increased $23.9 million, or 8.5%, to $306.0 million at September 30, 1997, from $282.1 million at December 31, 1996, as a result of the Branch Acquisitions in addition to the excess of loan originations versus repayments during the nine-month period. A total of $9.9 million of loans receivable was acquired as a result of the Branch Acquisitions.

Interest-bearing deposits with financial institutions and securities held-to-maturity and available for sale increased
$31.0 million, or 104.4%, to $60.7 million from $29.7 million at December 31, 1996. The increase was primarily due to the investment of the proceeds received as a result of the Branch
Acquisitions.

Premises and equipment increased $2.6 million, or 63.4%, to $6.7 million at September 30, 1997, from $4.1 million at December 31,

1996, primarily as a result of the Branch Acquisitions, which resulted in an additional $2.7 million in premises and equipment.

Goodwill and Core Deposit Intangibles increased to $12.8 million from $0 as a result of the Branch Acquisitions.

Deposits increased $120.0 million, or 59.1%, to $322.9 million at September 30, 1997, from $202.9 million at December 31, 1996, primarily as a result of the Branch Acquisitions.

Advances from the Federal Home Loan Bank decreased $48.3 million, or 76.9%, to $14.5 million at September 30, 1997, from $62.8 million at December 31, 1996, primarily as a result of the use of proceeds from the Branch Acquisitions to repay outstanding advances.

Securities sold under Agreements to Repurchase increased $7.0 million to $7.0 million at September 30, 1997, from $0 at December 31, 1996 as a result of a Repurchase Agreement with the Macon County Collector.

Non-performing assets were $1,054,000 as of September 30, 1997, compared to $577,000 as of December 31, 1996. The following table sets forth the amounts and categories of non-performing assets.


               September 30, 1997   December 31, 1996
                     (Dollars in Thousands)
Non-Performing Loans:
   One to four family               $  651               $  298
   Consumer                            319                  128
   Commercial                           49                   74

   Total                             1,019                  500

   Total Repossessed
      Assets                             2                   --

   Total Real Estate
      Owned                             33                   77

   Total Non-performing
      Assets                        $1,054               $  577

Total Non-performing assets
   to total assets                     .26%                 .17%


Liquidity and Capital Resources

The Company's primary sources of funds are deposits, funds received from the sale, amortization, and prepayment of loans, advances from the Federal Home Loan Bank, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company also borrows funds from the Federal Home Loan Bank based on need, comparative costs, and availability at the time. Assets of the Company qualifying for regulatory liquidity totalled $51.9 million at September 30, 1997.

As of September 30, 1997, the Company had total equity capital of $53.9 million and the Bank had total equity capital of $50.5 million. All the minimum levels of regulatory capital required by the Federal Reserve Board for the Company and the Federal Deposit Insurance Corporation for the Bank were met.

Results of Operations

General. Net income for the three months ended September 30, 1997, was $271,000 compared to a loss of $605,000 for the same period in 1996. The increase was primarily due to the decrease in non-interest expense of $1.0 million, or 26.3%, related primarily to the FDIC special assessment of $1,314,000 in the period ended September 30, 1996. Additionally, net interest income increased $287,000, or 11.1%, and non-interest income increased $203,000, or 79.3%. These were partially offset by the increase in the provision for loan losses of $118,000 to $143,000 from $25,000 in the earlier period.

Net income for the nine months ended September 30, 1997, was $788,000 compared to $724,000 for the same period in 1996. The increase was primarily due to the increase in net interest income of $.8 million, or 10.3% and non-interest income of $435,000, or 55.1%. These increases were partially offset by the increase in non-interest expenses of $1.0 million, or 13.7%.

Interest Income. Interest income for the three months ended September 30, 1997 increased $1.7 million, or 30.9%, from the three months ended September 30, 1996. The increase was primarily due to the increase in average earning assets of $72.4 million, or 24.2%, to $371.5 million from $299.1 million in the earlier period, reflecting primarily the investment of proceeds from the Branch Acquisitions. The average yield also increased to 7.71% from 7.41% in the earlier period.

Interest income for the nine months ended September 30, 1997 increased $5.8 million, or 36.7%, from the nine months ended September 30, 1996. The increase was primarily due to the increase in average earning assets of $100.1 million, or 35.1%, to $385.0 million from $284.9 million in the earlier period, reflecting primarily the investment of proceeds from the Branch Acquisitions. The average yield also increased to 7.49% from 7.41% in the earlier period.

Interest Expense. Interest expense increased $1.3 million, or 43.3%, to $4.3 million for the three months ended September 30, 1997, as compared to $3.0 million for the three months ended September 30, 1996, primarily due to the increase in average paying liabilities, which increased $104.6 million, or 43.4%, to $345.5 million from $240.9 million in the earlier period. The increase in the average paying liabilities was primarily due to the Branch Acquisitions. The cost of the average paying liabilities also increased to 4.97% from 4.92% in the earlier period.

Interest expense increased $5.0 million, or 62.5%, to $13.0 million for the nine months ended September 30, 1997, from $8.0 million in the earlier nine-month period, primarily due to the increase in average paying liabilities, which increased $134.7 million, or 60.7%, to $356.5 million from $221.8 million in the earlier period, primarily as a result of the Branch Acquisitions. The cost of the average paying liabilities also increased to 4.88% from 4.84% in the earlier period.

Net Interest Income. Net interest income increased $.3 million, or 11.5%, during the current three-month period versus the
earlier three-month period.   The increase was primarily due to
the increase in the net interest rate spread, which increased to 2.74% from 2.49% in the earlier period, and to a lesser extent to the increase in earning assets of $72.4 million versus the increase in paying liaibilities of $104.6 million.

Net interest income increased $.8 million, or 10.3%, for the current nine-month period versus the earlier nine-month period. The increase was primarily due to the increase in average earning assets of $100.1 million, which was partially offset by the $134.7 million increase in interest paying liabilities during the current period versus the earlier period. To a lesser extent, the increase was due to the increase in the spread to 2.61% for the current nine-month period as compared to 2.57% for the earlier nine-month period.

Provision for Loan Losses. The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio including commercial real estate and commercial business loans, the Bank's past loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of underlying loan collateral, current and to a lesser extent, expected future economic conditions. During the three months ended September 30, 1997, a

$143,000 provision for loan losses was recorded primarily as a result of the overall increase in the loan portfolio, changes in the loan portfolio mix, especially the increase in commercial and consumer loans, and to the net charge-offs incurred during the period. Bank management made a $25,000 provision to the allowance for loan losses for the same period in 1996. The Bank's ratio of allowance for loan losses to non-performing loans was 143.3% at September 30, 1997, compared to 248.8% at December 31, 1996, primarily due to the increase in non-performing loans to $1.0 million at September 30, 1997, compared to $.5 million at December 31, 1996.

During the nine months ended September 30, 1997, a $396,000 provision for loan losses was recorded as a result of the overall increase in the loan portfolio, changes in the loan portfolio mix, especially the increases in commercial and consumer loans, and to the net charge-offs incurred during the period. Bank management made a $75,000 provision to the allowance for loan losses for the same period in 1996.

Non-Interest Income. Non-interest income, consisting primarily of service charges and fees on loans and deposit accounts, net gain on sale of mortgage loans, investment sales commissions, and loan servicing fees increased $203,000, or 79.3%, for the three-month period ended September 30, 1997, as compared to the earlier three-month period and $435,000, or 55.1% for the nine-month period ended September 30, 1997 as compared to the earlier nine-month period. The increases were primarily due to the increase in deposit service fee income of $132,000 for the three-month period and $306,000 for the nine-month period. Deposit service fee income increased for both periods primarily due to the increase in deposits as a result of the Branch Acquisitions.

Non-Interest Expense. Non-interest expense, consisting primarily of employee compensation and benefits, premises and equipment expenses, federal deposit insurance premiums, data processing, advertising and promotion, amortization of goodwill and core deposit intangibles, and other miscellaneous items decreased $1.0 million, or 26.3%, for the three-month period ended September 30, 1997, as compared to the earlier three-month period in 1996, primarily due to the FDIC special assessment of $1.3 million in the earlier period. Non-interest expense for the nine-month period increased $1.0 million, or 13.7% in the current period versus the earlier period. The increase in the nine-month period was due primarily to the costs of adding new products and services, the Branch Acquisitions, and the addition of three supermarket branch facilities in the Decatur area. Compensation and benefits increased $.9 million, or 26.5%, for the nine-month period, primarily due to the increase in the number of full-time equivalent employees to 168 at September 30, 1997, as compared to 122 at September 30, 1996. The amortization of goodwill and core deposit intangibles resulting from the Branch

Acquisitions, was $179,000 for the current three-month period and $539,000 for the current nine-month period as compared to $0 in the earlier periods. Occupancy and equipment expenses increased $111,000 for the three-month period and $389,000 for the nine-month period, primarily due to the Branch Acquisitions and the addition of three supermarket branch facilities. Data Processing costs increased $69,000 during the three-month period and $289,000 during the nine-month period as compared to the earlier periods primarily due to the Branch Acquisitions and adding new products and services. These increases were partially offset by the decrease in the FDIC Deposit Insurance Premium, which decreased $79,000 during the current three-month period and $238,000 during the current nine-month period as compared to the earlier periods.

Income Tax Expenses. Income tax expenses increased $543,000 for the three-month period and decreased $157,000 for the nine-month period ended September 30, 1997, as compared to the same periods in 1996. The increase for the three-month period was due to the increase in earnings before taxes and the decrease for the nine-month period was due primarily to the increased taxes in the earlier 1996 period resulting from an audit by the Illinois Department of Revenue for years prior to 1995.

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