Form 10-Q/A
period 1997-09-30
FIRST MUTUAL BANCORP INC
filed 1998-01-15
CIK 934738

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q/A


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

                   FIRST MUTUAL BANCORP, INC.

                              INDEX


                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                               1

          Consolidated Statements of Financial
          Condition as of September 30, 1997, and
          December 31, 1996                                 2

          Consolidated Statements of Income for
          the Three and Nine Months Ended
          September 30, 1997 and 1996                       3

          Consolidated Statements of Changes in
          Stockholders' Equity for the Nine Months
          Ended September 30, 1997                          4

          Consolidated Statements of Cash Flows
          for the Nine Months Ended Sepember 30, 1997
          and 1996                                          5

          Notes to Consolidated Financial Statements        7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations     9


PART II.  OTHER INFORMATION                                 15


                   FIRST MUTUAL BANCORP, INC.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                     (DOLLARS IN THOUSANDS)
                           (UNAUDITED)


                                                           September 30, 1997   December 31, 1996
ASSETS
  Cash and cash equivalents                                     $   4,010          $   4,350
  Interest-bearing deposits with financial institutions            14,153              6,730
  Securities held-to-maturity
   (Estimated fair value:  September 30, 1997 $36,660)             36,487                 --
   (Estimated fair value:  December 31, 1996  $19,063)                 --             19,007
  Securities available for sale                                    10,030              4,000
  Loans held for sale                                               1,909              1,103
  Loans receivable, net                                           305,959            282,066
  Federal Home Loan Bank stock                                      2,349              3,200
  Accrued interest receivable                                       2,516              1,969
  Foreclosed real estate, net of allowance for losses                  33                 77
  Premises and equipment                                            6,740              4,119
  Cash surrender value of life insurance                            3,457              3,215
  Goodwill and core deposit intangibles                            12,823                 --
  Other assets                                                      1,923              1,940
                                                                ---------          ---------
TOTAL ASSETS                                                    $ 402,389          $ 331,776
                                                                ---------          ---------
                                                                ---------          ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits                                                      $ 322,862          $ 202,923
  Advances from borrowers for taxes and insurance                     664              1,420
  Advances from Federal Home Loan Bank                             14,500             62,800
  Securities sold under Agreements to Repurchase                    7,000                 --
  Accrued expenses and other liabilities                            3,445              2,416

TOTAL LIABILITIES                                                 348,471            269,559

STOCKHOLDERS' EQUITY
  Common stock $.10 par value;
  8,000,000 shares authorized;
  issued 4,700,000 shares                                             470                470
  Additional paid in capital                                       45,277             45,104
  Unearned ESOP shares                                             (2,914)            (3,196)
  Unearned stock awards                                            (1,126)            (1,504)
  Retained earnings, substantially restricted                      29,583             29,578
  Treasury Stock at cost - 611,400 shares (Dec.31, 1996)               --             (8,231)
                         - 1,193,330 shares (September 30, 1997)  (17,382)                --
  Unrealized gain (loss) on securities available for sale,
   net of tax                                                          10                 (4)

TOTAL STOCKHOLDERS' EQUITY                                         53,918             62,217

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 402,389          $ 331,776

Number of Shares Outstanding, Net of Unearned
  ESOP Shares                                                   3,215,270          3,769,000

Book Value Per Share                                            $   16.77          $   16.51


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


                   FIRST MUTUAL BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)
                           (Unaudited)


                                                                       Nine Months Ended
                                                        September 30, 1997     September 30, 1996
Cash flows from operating activities
  Net income                                                          788                 724
  Adjustments to reconcile net income to
    net cash from operating activities
      Depreciation and amortization                                 1,011                 269
      Amortization of premiums and
        discounts on mortgaged-backed
        and investment securities, net                                157                  58
      ESOP Compensation                                               434                 358
      Stock Awards Expense                                            378                 490
      Origination of loans held for sale                          (12,010)            (10,326)
      Proceeds from sale of loans                                  11,363              11,154
      Change in net deferred loan
        origination costs                                              24                (162)
     Change in deferred income taxes                                   75                  74
     Provision for loan losses                                        396                  75
     Provision for losses on foreclosed real estate                     3                  --
     Net (gain) loss on sales of investment securities                  8                   4
     Net (gain) loss on sales of loans                               (160)               (154)
     Net (gain) loss on sale of foreclosed
       real estate                                                      1                   1
     Change in
       Accrued interest receivable                                   (547)                112
       Cash surrender value of
         life insurance                                          (42)               (106)
       Other assets                                                  (138)             (1,620)
       Accrued expenses and other
         liabilities                                                1,094              (2,570)
       Net cash provided by (used in)
         operating activities                                       2,835              (1,619)

Cash flows from investing activities
  Net (increase) decrease in loans receivable                     (14,550)            (36,074)
  Proceeds from maturity of investment
    securities - Held to Maturity                                   7,750              13,465
  Proceeds from maturity of investment securities
    Available for Sale                                            21,006                7,006
  Proceeds from redemption of Federal Home
    Loan Bank stock                                                  851                   --
  Purchase of investment securities - Held to Maturity            (25,365)            (14,598)
  Purchase of investment securities - Available for Sale          (27,042)             (3,022)
  Investments in
    Loans purchased                                                (9,929)            (12,450)
    Federal Home Loan Bank stock                                       --                (480)
    Premises and equipment                                         (3,051)               (708)
    Foreclosed real estate                                            (29)                (11)
    Goodwill and core deposit intangibles                         (13,335)                 --
    Cash surrender value of insurance                                (200)                 --
  Net (increase) decrease in interest-bearing
    deposits with financial institutions                           (7,423)              6,412
  Proceeds from sales of foreclosed
    real estate                                                       236                  72

    Net cash used in investing activities                         (71,081)            (40,388)

Cash flows from financing activities
  Net increase in deposits                                        119,939              11,614
  Net change in advances from
    Federal Home Loan Bank                                        (48,300)             40,500
  Proceeds from securities sold under agreements
    to purchase                                                     7,000                  --
  Net decrease in advances from borrowers
    for taxes and insurance                                          (755)               (678)
  Purchase of Treasury Stock                                       (9,151)             (9,079)
  Dividends paid                                                     (827)               (593)

Net cash provided by financing activities                          67,906              41,764

Net decrease in cash and cash equivalents                            (340)               (243)

Cash and cash equivalents at beginning of period                    4,350               3,005

Cash and cash equivalents at end of period                          4,010               2,762

Supplemental disclosures of cash flow
  information
    Cash paid for
      Interest                                                    $12,137              $7,842
      Income taxes (refunds)                                          (55)                998

    Transfers from loans to real estate
      acquired through foreclosure                                    166                  88


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


                              FIRST MUTUAL BANCORP, INC.
                              (Registrant)



Date:  January 12, 1998  By:  /s/ Paul K. Reynolds
                              -----------------------------------
                              Paul K. Reynolds, President
                              and Chief Executive Officer



Date:  January 12, 1998  By:  /s/ G. Lynn Brinkman
                              -----------------------------------
                              G. Lynn Brinkman, Vice President
                              Secretary, Treasurer and
                              Chief Financial Officer