Form 10-K
period 1997-12-31
FIRST MUTUAL BANCORP INC
filed 1998-03-31
CIK 934738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED] For the Year Ended December 31, 1997

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED]

      For the transition period from ____________ to ____________

      Commission File Number: 0-26184

                           FIRST MUTUAL BANCORP, INC.
                           --------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                    37-1339075
                   --------                                    ----------
(State or Other Jurisdiction of Inc. or Orgn.)          (I.R.S. Employer ID No.)

    135 East Main Street, Decatur, Illinois                       62523
    ---------------------------------------                       -----
    (Address of Principal Executive Office)                    (Zip Code)

                                 (217) 429-2306
                                 --------------
                         (Registrant's telephone number)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

      As of March 6, 1998, there were issued and outstanding 3,507,070 shares of the Registrant's Common Stock.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and ask price of such stock as of March 6, 1998 was approximately $67.0 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Parts II and III of Form 10-K--Portions of Annual Report to Stockholders for the year ended December 31, 1997.
2. Part III of Form 10-K--Portions of Proxy Statement for 1998 Annual Meeting of Stockholders.

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

      The Company employs executive officers and a support staff if and as the need arises. Such personnel are provided by the Bank and are paid separate remuneration for such services. At December 31, 1997, the Company had total consolidated assets of $391.4 million, total consolidated deposits of $320.0 million, and consolidated stockholders' equity of $54.2 million. The Company's executive office is located at 135 East Main Street, Decatur, Illinois 62523 and its telephone number is (217) 429-2306.

First Mutual Bank, S.B.

      First Mutual Bank, S.B. is an Illinois-chartered savings bank headquartered in Decatur, Illinois. The Bank's deposits are insured by the FDIC under the SAIF. The Bank has been a member of the Federal Home Loan Bank System since 1953.

      The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area and using such funds, together with borrowings and funds from other sources, to originate mortgage loans secured by one- to four-family residential real estate. The Bank also originates commercial and multi-family loans, and consumer loans. At December 31, 1997, residential one- to four-family loans represented 66% of the Bank's net loan portfolio, and commercial and multi-family loans represented 15.8% of the Bank's net loan portfolio.

      The Bank also invests in mortgage-backed securities primarily issued or guaranteed by the United States Government or agencies thereof and maintains a portion of its assets in liquid investments, such as overnight funds at the FHLB of Chicago, and deposits in other financial institutions. At December 31, 1997, such liquid investments, which included interest-earning deposits in other financial institutions, and United States Government and federal agency obligations, totaled $48.0 million, or 12.3% of total assets.

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

      The Bank is headquartered in Decatur, Illinois and operates fourteen offices in its market area of Central Illinois consisting of Macon, DeWitt, Shelby, Champaign, Christian, Logan and Livingston Counties. On January 3, 1997, the Bank acquired three branch offices (the "Branch Acquisitions") in Lincoln, Taylorville and Pontiac, Illinois from another financial institution. In addition, the Bank opened a new branch office in Champaign, Illinois and another new branch office in Decatur, Illinois.

Market Area/Local Economy

      The Company conducts operations through its main office in Decatur, Illinois, which is located in Central Illinois, and through thirteen branch offices in Macon and nearby counties. The population of Decatur is approximately 85,000 and the population of the Company's primary market area is approximately 332,000 as of the 1990 census. Most employment in the Company's primary market area is in the agriculture and agriculture-related industries, but also includes significant construction equipment, automotive, manufacturing and service businesses. At December 31, 1997, the unemployment rate in Macon County was 6.2%, Shelby County was 6.5%, DeWitt County was 5.4%, and Champaign County was 2.6% compared to the national rate of 4.4%. Major employers in the Company's primary market area include Caterpillar Tractor Co., Inc., A.E. Staley Co., Inc., The Archer Daniels Midland Company, The University of Illinois, Firestone Tire & Rubber Company, and Illinois Power Company.

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

                                                                        At December 31,
                                               ----------------------------------------------------------------
                                                      1997                   1996                   1995
                                               ------------------     ------------------     ------------------
                                               Amount     Percent     Amount     Percent     Amount     Percent
                                               ------     -------     ------     -------     ------     -------
                                                                       (Dollars in Thousands)

Real estate loans:
  Residential one- to four-family (1)........  $ 204,175     66.01%   $ 213,082    75.25%   $ 187,381     85.32%
  Commercial and multi-family................     48,696     15.75       34,306    12.11       23,168     10.55
                                               ---------   -------    ---------   ------    ---------   -------
    Total real estate loans..................    252,871     81.76      247,388    87.36      210,549     95.87
Commercial loans ............................     12,373      4.00        7,775     2.75        4,289      1.95
Consumer loans:
  Auto.......................................     39,598     12.80       29,111    10.28        3,390      1.55
  Home improvement...........................      1,451       .47          931     0.33          795       .36
  Home equity................................      2,678       .87        1,149     0.41        1,233       .56
  Passbook...................................        726       .23          256     0.09          222       .10
  Student....................................         --                     --       --           --        --
  Other......................................      3,872      1.25        2,153     0.76        1,338       .61
                                               ---------   -------    ---------   ------    ---------   -------
     Total consumer loans....................     48,325     15.62       33,600    11.87        6,978      3.18
                                               ---------   -------    ---------   ------    ---------   -------
     Total loans receivable..................    313,569    101.38      288,763   101.98      221,816    101.00

Less:
  Undisbursed loan proceeds..................      3,118      1.01        4,656     1.65        1,139       .52
  Unearned discount and net
    deferred loan fees/(costs)...............       (274)     (.09)        (306)   (0.11)        (121)     (.05)
  Allowance for loan losses..................      1,431       .46        1,244     0.44        1,172       .53
                                               ---------   -------    ---------   ------    ---------   -------
    Total loans receivable,
      net....................................  $ 309,294    100.00%   $ 283,169   100.00%   $ 219,626    100.00%
                                               =========   =======    =========   ======    =========   =======

                                                              At December 31,
                                                -----------------------------------------
                                                        1994                 1993
                                                -------------------   -------------------
                                                 Amount    Percent     Amount    Percent
                                                 ------    -------     ------    -------
                                                          (Dollars in Thousands)

Real estate loans:
  Residential one- to four-family (1)........  $ 179,578    90.29%   $ 176,424     88.32%
  Commercial and multi-family................     16,992     8.55       21,713     10.87
                                               ---------   ------    ---------   -------
    Total real estate loans..................    196,570    98.84      198,137     99.19
Commercial loans ............................         --       --           --        --
Consumer loans:
  Auto.......................................      1,429      .72        1,201       .60
  Home improvement...........................        595      .30          459       .23
  Home equity................................      1,337      .67        1,415       .71
  Passbook...................................        249      .12          305       .15
  Student....................................        246      .12          392       .20
  Other......................................      1,026      .52        1,032       .52
                                               ---------   ------    ---------   -------
     Total consumer loans....................      4,882     2.45        4,804      2.41
                                               ---------   ------    ---------   -------
     Total loans receivable..................    201,452   101.29      202,941    101.60

Less:
  Undisbursed loan proceeds..................      1,480      .74        2,080      1.04
  Unearned discount and net
    deferred loan fees/(costs)...............        (62)    (.03)         (13)     (.01)
  Allowance for loan losses..................      1,148      .58        1,129       .57
                                               ---------   ------    ---------   -------
    Total loans receivable,
      net....................................  $ 198,886   100.00%   $ 199,745    100.00%
                                               =========   ======    =========   =======

------------------------------------
(1)   Including loans held for sale.

Originations, Purchases and Sales of Loans

      Set forth below is a table showing the Company's loan originations, purchases, sales and repayments for the periods indicated.

                                                      Year Ended December 31,
                                                  -----------------------------
                                                    1997       1996       1995
                                                  --------   --------   -------
                                                          (In Thousands)

Loans receivable at beginning of period .......   $288,763   $221,816   $201,452
Originations:
Real estate:
  Residential one- to four-family:
      ARM loans ...............................     19,186     41,234     15,790
      Fixed rate loans ........................     43,435     28,658     23,387
  Commercial and multi-family:
      ARM loans ...............................     17,788     13,082      6,653
      Fixed rate loans ........................      2,209      3,707        538
Commercial ....................................     22,149     19,778      7,198
Consumer:
  Auto ........................................     25,369     32,261      2,826
  Home improvement ............................        605        615        588
  Home equity .................................      3,042      1,085      1,206
  Student .....................................         --         --         71
  Other .......................................      5,638      4,668      1,963
                                                  --------   --------   --------
    Total originations ........................    139,421    145,088     60,220

Purchases:
Real estate:
  Residential one- to four-family:
    ARM loans .................................         --     17,147     14,254
  Commercial and multifamily
    ARM loans .................................      4,992         --         --
    Fixed rate loans ..........................      2,626         --         --
  Commercial Loans ............................        550         --         --
Consumer:
  Auto ........................................      2,207         --         --
  Home improvement ............................        837         --         --
  Other .......................................      2,568         --         --
                                                  --------   --------   --------
    Total purchases ...........................     13,780     17,147     14,254

Transfer of mortgage loans
  to foreclosed real estate ...................        260         87        144
 Repayments ...................................    110,722     82,410     42,374
 Loan sales ...................................     17,413     12,791     11,592
                                                  --------   --------   --------
   Total loans receivable at end of period ....   $313,569   $288,763   $221,816
                                                  ========   ========   ========

Lending Activities

      General. The Company's loan portfolio consists primarily of conventional mortgage loans secured by one- to four-family residences. At December 31, 1997, the Company's net loan portfolio totaled $309.3 million, of which $204.2 million, or 66.0%, consisted of one- to four-family residential mortgage loans. The remainder of the Company's net loan portfolio at such date consisted of commercial real estate and multi-family real estate loans (15.8%), consumer loans (15.6%), and commercial loans (4.0%). Historically, the principal lending activity of the Company has been the origination of mortgage loans for the purpose of financing or refinancing one- to four-family residential properties in the Company's primary market area. The origination of commercial real estate and commercial business loans, as well as consumer loans has increased in recent years in order to diversify the loan portfolio, increase yield, and reduce interest rate risk.

      The Company has worked to make its interest-earning assets more interest rate sensitive by, among other things, originating and purchasing variable rate loans, such as ARM loans, by originating medium-term consumer loans and adjustable-rate commercial loans, and by investing primarily in short- and medium-term securities. The Company continues to actively originate fixed rate mortgage loans secured by one- to four-family residential properties with terms ranging from 10 to 30 years. One- to four-family fixed rate loans of greater than 15-year maturities are generally originated with the expectation that they will be sold in the secondary mortgage market. The Company generally retains servicing on its sold mortgage loans and receives monthly servicing fee income. In the past, the Company has had a relatively small portfolio of mortgage-backed securities. At December 31, 1997, however, the Company had no investments in mortgage-backed securities. The ability of the Company to originate ARM loans is substantially affected by market interest rates and consumer preference for fixed rate loans in lower market interest rate environments. At December 31, 1997, approximately $154.3 million, or 61.0% of the Company's mortgage loan portfolio consisted of loans with adjustable interest rates.

      For the year ended December 31, 1997, the Company purchased $8.2 million of commercial and commercial and multifamily real estate loans and $5.6 million of consumer loans. $4.3 million of the commercial and commercial and multifamily real estate loans and $5.6 million of the consumer loans were a result of the Branch Acquisitions. For the years ended December 31, 1996 and 1995, respectively, the Company purchased $17.1 million and $14.3 million of residential one- to four-family loans.

      One- to Four-Family Residential Real Estate Loans. The Company's primary lending activity is the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Company's primary market area. Mortgage loans originated by the Company are primarily secured by properties located in the Company's primary market area. If local loan demand is insufficient to meet desired levels of mortgage loan originations, the Company may originate loans outside the Company's primary market area. The Company also purchases single-family mortgage loans from other lenders. The Company may continue such purchases to supplement local mortgage loan originations to the extent market conditions dictate and to the extent attractive purchases are identified. The Company uses the same underwriting criteria in evaluating the credit quality of purchased residential mortgage loans as it does for residential mortgage loans that it originates directly. As a result, there have been no significant differences in the delinquency rate of purchased versus originated residential mortgage loans. At December 31, 1997, the Company had $204.2 million, or 66.0%, of its net loan portfolio invested in mortgage loans secured by one- to four-family residences.

      The Company currently offers residential mortgage loans for terms ranging from 10 to 30 years, and with adjustable or fixed interest rates. The origination of fixed rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Company's interest rate gap position and loan products offered by the Company's competitors. Particularly in a relatively low interest rate environment, borrowers typically prefer fixed rate loans to ARM loans. Therefore, even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed rate mortgage loans. For the year ended December 31, 1997, the Company originated $43.4 million of fixed rate residential mortgage loans and $19.2 million of residential ARM loans. During 1996, the Company originated $28.7 million of fixed rate residential mortgage loans and $41.2 million of residential ARM loans. During 1995, the Company originated $23.4 million of fixed rate residential mortgage loans and $15.8 million of residential ARM loans.

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

      The Company currently offers ARM loans that adjust every 1, 3 or 5 years from the date of origination, with interest rate adjustment limitations generally of up to two percentage points per year and with a cap of up to 6 percentage points on total interest rate increases over the life of the loan. The Company has used different interest indexes for ARM loans in the past, and currently uses the Constant Maturity Treasury Index. The Company also has purchased ARM loans with various interest rate indexes. Consequently, the interest rate adjustments on the Company's portfolio of ARM loans do not reflect changes in a particular interest rate index. ARM loans secured by residential real estate totaled $112.4 million, or 55.0%, of the Company's total residential real estate loan portfolio at December 31, 1997.

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

      Commercial Real Estate and Multi-Family Residential Real Estate Loans. The Company originates, and to a lesser extent purchases, commercial real estate and multi-family residential real estate loans typically secured by apartment buildings, nursing homes and commercial buildings. At December 31, 1997, $48.7 million, or 15.8%, of the Company's net loan portfolio consisted of commercial and multi-family real estate loans. At December 31, 1997, all except one of the Company's commercial real estate loans and multifamily residential real estate loans were secured by properties located within the State of Illinois. At that date, the largest commercial real estate loan had a principal balance of $1.9 million, and the largest multi-family residential real estate loan had a principal balance of $2.2 million. At December 31, 1997, no commercial or multi-family real estate loans in the Company's loan portfolio had been placed on non-accrual status. The Company expects to expand its investment in commercial real estate loans, subject to market conditions and the availability of attractive investment opportunities.

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

      Commercial real estate and commercial business lending typically involve higher interest rates, larger average loan balances and greater credit risk as compared to residential lending. In order to attempt to reduce risks related to the expected increase in the Company's commercial lending, the Company employs an experienced commercial lending officer. The Company also intends to limit its commercial business lending to small- and medium-sized businesses in its market area.

      Consumer Loans. As of December 31, 1997, consumer loans totaled $48.3 million, or 15.6%, of the Company's net loans receivable. The principal types of consumer loans offered by the Company are automobile loans, home improvement loans, home equity loans and passbook loans. Consumer loans are offered on a fixed interest rate and variable interest rate basis. The Company's originations of automobile loans are primarily through its participation in the indirect dealer loan market. The Company's home improvement loans and home equity loans are generally secured by the borrower's principal residence.

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

      Loan Maturity Schedule. The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity. Scheduled principal repayments are included in the maturity category in which the payment is due. Demand loans, loans having no stated schedule of repayments, and overdrafts are reported as due in one year or less.

                                                                          4         6         11
                                                                       Through   Through    Through    Beyond
                                        Year 1    Year 2    Year 3     5 Years  10 Years   15 Years   15 Years     Total
                                        ------    ------    ------     -------  --------   --------   --------   --------
                                                                          (In Thousands)

Real estate loans:
  Residential one- to four-family.....  $16,889   $ 9,705   $10,084   $21,173    $53,571    $30,506    $62,247   $ 204,175
  Commercial real estate..............    3,594     1,689     2,666     4,762     28,213      3,568      4,204      48,696
Commercial loans......................    8,865       869     1,586       915        138         --         --      12,373
Consumer loans........................   15,626    11,322    10,318    10,188        825         46         --      48,325
                                        -------   -------   -------   -------    -------    -------    -------   ---------
     Total............................  $44,974   $23,585   $24,654   $37,038    $82,747    $34,120    $66,451   $ 313,569
                                        =======   =======   =======   =======    =======    =======    =======   =========

      The following table sets forth the dollar amount of all loans at December 31, 1997 that are scheduled to mature after December 31, 1998 and that have predetermined interest rates and floating or adjustable interest rates.

                                                         Floating or
                                           Fixed Rate  Adjustable Rate    Total
                                           ----------  ---------------  --------
                                                      (In Thousands)
Real estate loans:
  Residential one- to four-family .......   $ 77,617      $109,669      $187,286
  Commercial real estate ................      4,365        40,737        45,102
Commercial loans ........................      2,333         1,175         3,508
Consumer loans ..........................     32,695             4        32,699
                                            --------      --------      --------
     Total ..............................   $117,010      $151,585      $268,595
                                            ========      ========      ========

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

      Loan Origination Fees. In addition to interest earned on loans, the Company may charge loan origination fees. The ability of the Company to impose loan origination fees is influenced by the demand for mortgage loans and competition from other lenders in the Company's market area. In recent years, the Company has generally not charged loan origination fees. To the extent that loans are originated or acquired for the Company's portfolio, Statement of Financial Accounting Standards No. 91 ("Statement 91") requires that the Company defer loan origination fees and costs, and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees deferred under Statement 91 are recognized into income immediately upon the sale of the related loan. At December 31, 1997, the Company had $273.6 thousand of net deferred loan costs. Loan origination fees (costs) vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

      In addition to loan origination fees, the Company also receives loan servicing fees. The Company recognized fees of $116,000, $123,000 and $115,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

      Loans to One Borrower. The Bank is subject to a loans to one borrower limit of an amount equal to 20% of total capital plus general loan loss reserves, and an additional limit equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). Illinois law regarding loans to one borrower is similar to federal law. At December 31, 1997, the Bank's largest real estate related borrower had an aggregate principal outstanding balance of $4.3 million, which balance did not exceed the Bank's loans-to-one borrower limit of $10.5 million at December 31, 1997.

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

      Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as REO until such time as it is sold. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan plus accrued interest, or its fair market value, less estimated selling expenses. Any further write-down of REO is charged against earnings. At December 31, 1997, 1996, and 1995, the Company owned approximately $29,000, $77,000 and $51,000, respectively, net of valuation reserves, of property acquired as a result of foreclosure or by deed in lieu of foreclosure and classified as REO. In recent years, the Company has worked aggressively to reduce REO by improving collection procedures and tightening loan underwriting standards.

Delinquent Loans and Non-Performing Assets

      The following table sets forth information regarding loans delinquent for 90 days or more and real estate owned by the Company at the dates indicated.

                                                                               At December 31,
                                                           -------------------------------------------------------
                                                             1997        1996        1995        1994       1993
                                                           --------    --------    --------    --------    -------
                                                                           (Dollars in Thousands)

Delinquent Loans - Non-Accrual:
  One- to four-family residential........................  $    417      $  30       $ 179       $  57      $   249
  Commercial.............................................        --         74          --          --           --
  Consumer...............................................        57          4          --          --           --
                                                              -----      -----       -----       -----      -------
     Total delinquent loans-non-accruing.................       474        108         179          57          249

Delinquent Loans - 90 Days or More Accruing: (1)
  One- to four-family residential........................       818        268         526         431          295
  Commercial.............................................        60         --          --          --           --
  Consumer loans.........................................       174        124          11           6           --
                                                           --------      -----       -----       -----      -------
     Total delinquent loans accruing.....................     1,052        392         537         437          295
                                                           --------      -----       -----       -----      -------
Total non-performing loans...............................     1,526        500         716         494          544
Total real estate owned (2)..............................        66         77          51          67           72
                                                           --------      -----       -----       -----      -------
       Total non-performing assets.......................  $  1,592      $ 577       $ 767       $ 561      $   616
                                                           ========      =====       =====       =====      =======

Total non-performing loans to net loans receivable.......      .49%      .18%         .33%        .25%         .27%
Total non-performing loans to total loans................      .49%      .17%         .32%        .25%         .27%
Total non-performing loans to total assets...............      .39%      .15%         .26%        .20%         .24%
Total non-performing loans and REO to total assets.......      .41%      .17%         .28%        .22%         .27%

----------------------------------
(1) Represents loans that are well secured and in the process of collection, with collection expected within 30 days.
(2) Represents property acquired by the Company through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at fair value. Also includes repossessed assets.

      The following table sets forth information with respect to loans past due 60-89 days in the Company's portfolio at the dates indicated.

                                                    At December 31,
                                      ------------------------------------------
                                       1997     1996     1995     1994     1993
                                      ------   ------   ------   ------   ------
                                                   (In Thousands)
Loans past due 60-89 days:
  One- to four-family residential .   $  989   $  821   $  596   $  696   $  799
  Commercial real estate ..........      880       --       18       48       54
  Commercial loans ................      299       --       --       --       --
  Consumer loans ..................      192      260       --       23       --
                                      ------   ------   ------   ------   ------
    Total past due 60-89 days .....   $2,360   $1,081   $  614   $  767   $  853
                                      ======   ======   ======   ======   ======

      The following table sets forth information with respect to the Company's delinquent loans and other problem assets at December 31, 1997.

                                                          At December 31, 1997
                                                        ------------------------
                                                            Balance      Number
                                                        --------------  --------
                                                        (In Thousands)

Residential real estate:
  Loans 60 to 89 days delinquent .......................     $989          28
  Loans 90 days or more delinquent - Accruing ..........      818          17
  Loans - Not Accruing .................................      417           7

Commercial loans:
  Loans 60 to 89 days delinquent - Accruing ............      299           1
  Loans 90 or more days delinquent - Accruing ..........       60           1
  Loans not accruing ...................................       --          --

Commercial real estate:
  Loans 60 to 89 days delinquent .......................      880           1
  Loans 90 days or more delinquent .....................       --          --
Consumer loans (60 days or more delinquent) ............      423          65
Foreclosed real estate and repossessions ...............       66           7
Loans to facilitate sale of real estate owned ..........       14           1

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

      During the years ended December 31, 1997 and 1996, the Company provided $560,000 and $113,000, respectively, for loan losses. During the years ended December 31, 1995, 1994 and 1993, no provision for loan losses was required. The Company's allowance for loan losses totaled $1.4 million at December 31, 1997, and $1.2 million at each of December 31, 1996 and 1995. The Company's allowance for loan losses totaled $1.1 million at each of December 31, 1994 and 1993. The provision for the year ended December 31, 1997 reflected, among other factors, the uncertainties in the local real estate market, the uncertainties in the local economy, the change in the mix of the loan portfolio, the net charge-offs incurred during the year and the increase in loan balances. Although the Company maintains its allowance for losses on loans at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additions to the allowance for loan losses in the future. Future additions to the Company's allowance for loan losses and changes in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the economy, changes in real estate values and interest rates, changes in the mix of the loan portfolio, increases or decreases to the loan portfolio, the view of the regulatory authorities toward adequate reserve levels, and inflation. Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary.

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

                                                                    Year Ended December 31,
                                              ---------------------------------------------------------------
                                                 1997          1996          1995         1994         1993
                                              ---------     ---------     ---------    ---------    ---------
                                                                   (Dollars in Thousands)

Total loans outstanding ...................   $ 313,569     $ 288,763     $ 221,816    $ 201,452    $ 202,941
Average gross loans outstanding ...........     308,664       255,242       211,413      200,853      197,885

Allowance balances (at beginning of period)   $   1,244     $   1,172     $   1,148    $   1,129    $   1,112

Provision for losses:
  Real estate .............................         560           113            --           --           --

Charge-offs:
  Real estate .............................          73             3             2           39           45
  Consumer ................................         354            63             4            1           --
  Commercial ..............................          20            19            --           --           --
                                              ---------     ---------     ---------    ---------    ---------
                                                    447            85             6           40           45
Recoveries:
  Real estate .............................           1            40            30           59           60
  Consumer ................................           4             4            --           --            2
  Commercial ..............................           1            --            --           --           --
                                              ---------     ---------     ---------    ---------    ---------
                                                      6            44            30           59           62
                                              ---------     ---------     ---------    ---------    ---------

    Net (charge-offs) recoveries ..........        (441)          (41)           24           19           17
Allowance for purchased loans .............   $      68            --            --           --           --
                                              ---------     ---------     ---------    ---------    ---------
Allowance balance (at end of period) ......   $   1,431     $   1,244     $   1,172    $   1,148    $   1,129
                                              =========     =========     =========    =========    =========
Allowance for loan losses as a percent
  of total loans outstanding ..............         .46%          .43%          .53%         .57%         .56%
Net (charge-offs) recoveries as a percent
  of average gross loans outstanding ......        (.14)%        (.02)%         .01%         .01%         .01%
Ratio of allowance for loan losses
  to total non-performing loans
  at end of period ........................       93.77%       248.80%       163.69%      232.39%      207.54%
Ratio of allowance for loan losses
  to total non-performing loans
  and REO at end of period ................       89.89%       215.60%       152.80%      204.63%      183.28%

      Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated.

                                                                      At December 31,
                                            -----------------------------------------------------------------
                                                    1997                   1996                    1995
                                            --------------------   --------------------   -------------------
                                                     % of Loans             % of Loans            % of Loans
                                                       In Each                In Each               In Each
                                                     Category to            Category to           Category to
                                            Amount   Total Loans    Amount  Total Loans   Amount  Total Loans
                                            ------   -----------    ------  -----------   ------  -----------
                                                                  (Dollars in Thousands)
Balance at end of period applicable to:
  One- to four-family
    residential mortgages..................  $  540     65.11%     $   580     73.79%    $   606     84.48%
  Multi-family
    residential mortgages..................     306     11.25          258      8.02         366      7.54
  Commercial real estate...................      95      4.28           74      3.86         121      2.90
  Commercial business......................     125      3.95           78      2.69          44      1.93
  Other....................................     365     15.41          254     11.64          35      3.15
                                             ------    ------      -------   -------     -------    ------
    Total allowance for loan losses........  $1,431    100.00%     $ 1,244    100.00%    $ 1,172    100.00%
                                             ======    ======      =======   =======     =======    ======

                                                           At December 31,
                                            --------------------------------------------
                                                    1994                    1993
                                            --------------------   ---------------------
                                                     % of Loans              % of Loans
                                                       In Each                 In Each
                                                     Category to             Category to
                                            Amount   Total Loans   Amount    Total Loans
                                            ------   -----------   ------    -----------
                                                        (Dollars in Thousands)
Balance at end of period applicable to:
  One- to four-family
    residential mortgages..................  $  640     89.14%     $    512     86.93%
  Multi-family
    residential mortgages..................     334      5.30           453      6.99
  Commercial real estate...................     150      3.14           140      3.71
  Commercial business......................      --        --            --       --
  Other....................................      24      2.42            24      2.37
                                             ------   -------      --------    ------
    Total allowance for loan losses........  $1,148    100.00%     $  1,129    100.00%
                                             ======   =======      ========    ======

Investment Activities

      The Company's securities portfolio consists of United States Government and agency obligations, corporate debt issues, cash equivalents (including interest-earning deposits in other financial institutions), and FHLB stock. Securities totaled $50.3 million, $32.9 million and $44.6 million at December 31, 1997, 1996 and 1995, respectively. The Company's portfolio of interest-earning deposits totaled $14.0 million at December 31, 1997, compared to $6.7 million at December 31, 1996 and $13.7 million at December 31, 1995, representing an increase of $7.3 million and decrease of $7.0 million, respectively. The Company's securities portfolio is expected to continue to change based on liquidity needs associated with loan origination activities.

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

      Securities Portfolio. The following table sets forth, at the dates indicated, the carrying and market values of the Company's investment securities portfolio, short-term investments and FHLB stock. At December 31, 1997, the market value of the Company's securities, interest-earning deposits in other financial institutions, and FHLB stock was $50.5 million.

                                                                          At December 31,
                                                   -------------------------------------------------------------
                                                          1997                 1996                 1995
                                                   ------------------   ------------------   -------------------
                                                   Carrying    Market   Carrying    Market   Carrying    Market
                                                     Value      Value     Value      Value     Value      Value
                                                   --------   -------   --------    ------   --------    -------
                                                                         (In Thousands)

Securities:
  Held to maturity:
    U.S. Government and agency obligations.......  $33,976    $34,167   $19,007    $19,063   $19,953    $20,075
  Available for sale:
    U.S. Government and agency obligations.......       --         --     3,983      3,983     9,029      9,029
    Other........................................       17         17        17         17         9          9
                                                   -------    -------   -------    -------   -------    -------
      Total investment securities................   33,993     34,184    23,007     23,063    28,991     29,113
Interest-earning deposits in
  other institutions.............................   13,993     13,993     6,730      6,730    13,735     13,735
FHLB stock.......................................    2,349      2,349     3,200      3,200     1,920      1,920
                                                   -------    -------   -------    -------   -------    -------
    Total investments............................  $50,335    $50,526   $32,937    $32,993   $44,646    $44,768
                                                   =======    =======   =======    =======   =======    =======

      Securities Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Company's securities at December 31, 1997. The average yields are based on amortized cost.

                                                   At December 31, 1997
                                              ------------------------------
                                                                                  Annualized
                                              Average                              Weighted
                                              Life in    Carrying     Market        Average
                                               Years       Value       Value         Yield
                                              -------    --------     ------      -----------
                                                        (Dollars in Thousands)
Securities:
  Held to maturity:
    U.S. Government agency securities........   1.6       $ 4,503     $ 4,541       6.31%
    U.S. Government treasury securities......   1.1        29,473      29,626       6.05
                                                         --------     -------
      Total..................................   1.2       $33,976     $34,167       6.08%

                                                         At December 31, 1997
                                            ------------------------------------------------
                                                One Year or Less        One to Five Years
                                            -----------------------    ---------------------
                                                         Annualized               Annualized
                                                          Weighted                 Weighted
                                             Carrying     Average      Carrying     Average
                                              Value        Yield        Value        Yield      Total
                                             --------    ----------    --------   ----------    ------
                                                            (Dollars in Thousands)
Securities:
  Held to maturity:
    U.S. Government agency securities......  $ 1,500       6.42%      $  3,003        6.25%    $ 4,503
    U.S. Government treasury securities....   14,261       5.98         15,212        6.11      29,473
                                             -------                  --------                 -------
      Total................................  $15,761       6.03%      $ 18,215        6.14%    $33,976
                                             =======       ====       ========      ======     =======

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

      Savings Portfolio. Deposits in the Company as of December 31, 1997, were represented by the various types of deposit programs described below.

 Weighted
  Average                                                                                            Percentage
 Interest         Minimum                                             Minimum                         of Total
   Rate            Term           Checking and Savings                 Amount          Balances        Savings
 --------         -------         --------------------                -------          --------      -----------
                               (Dollars in Thousands, except minimum amounts)
     --
                   None           Non interest-bearing             $           0       $   7,289          2.28%
                                  NOW accounts and
   2.96%           None             Super NOW                            0-5,000          39,682         12.40
   2.61            None           Passbooks                                0-100          18,556          5.80
   4.34            None           Money market accounts (2)          2,500-5,000          34,388         10.74

                                  Certificates of Deposit(1)
                                  --------------------------

   5.01         1-364 days        Fixed term, fixed rate              100-2,500           26,363          8.24%
   5.43         12-23 months      Fixed term, fixed rate              100-5,000           71,327         22.29
   5.67         24-35 months      Fixed term, fixed rate              100-2,500           62,594         19.56
   5.88         36-47 months      Fixed term, fixed rate                    500           14,263          4.46
   6.15         48-59 months      Fixed term, fixed rate                    100            3,171           .99
   6.02         60 months
                  or greater      Fixed term, fixed rate              500-2,500           38,385         11.99
   7.55         Various           Fixed term, fixed rate                  1,000                5            --
   5.72         Various           Negotiated jumbo/Special (2)                             4,008          1.25
                                                                                       ---------       -------
                                                                                       $ 320,031        100.00%
                                                                                       =========       =======

----------------------------------
(1)   IRA and Keogh accounts have balances outstanding of $34,259,370.
(2)   Minimum negotiable.

      Deposit Flows. The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Company between the dates indicated.

                                        Balance    Deposit    Incr.     Balance     Deposit     Incr.
                                        12/31/97      %      (Decr)    12/31/96        %       (Decr)
                                       ---------  --------  -------    --------    --------  ---------
                                                             (Dollars In Thousands)
Non interest-bearing demand.........   $  7,289     2.28%   $  4,655   $  2,634      1.30%   $  1,200
NOW accounts and
  Super NOW.........................     39,682    12.40      15,266     24,416     12.03       4,243
Passbooks...........................     18,556     5.80       4,416     14,140      6.97      (3.922)
Money market deposit
  accounts..........................     34,388    10.74      16,994     17,394      8.57       9,425
Certificates of deposit
  which mature:
   within 12 months.................    130,278    40.71      35,151     95,127     46.88      15,325
   within 12-36 months..............     78,977    24.68      44,405     34,572     17.04     (14,706)
   beyond 36 months.................     10,861     3.39      (3,779)    14,640      7.21      (1,110)
                                       --------   ------    --------   --------    ------    --------
     Total deposits.................   $320,031   100.00%   $117,108   $202,923    100.00%   $ 10,455
                                       ========   ======    ========   ========    ======    ========

                                        Balance     Deposit    Incr.       Balance    Deposit     Incr.     Balance
                                       12/31/95        %      (Decr)      12/31/94       %       (Decr)    12/31/93
                                       --------    --------  -------      --------    -------    ------    --------
                                                                 (Dollars In Thousands)
Non interest-bearing demand.........   $  1,434       .75%   $    241    $   1,193       .60%  $   (100)  $   1,293
NOW accounts and
  Super NOW.........................     20,173     10.48          84       20,089     10.03        549      19,540
Passbooks...........................     18,062      9.39      (2,444)      20,506     10.24     (3,489)     23.995
Money market deposit
  accounts..........................      7.969      4.14      (2,014)       9,983      4.99     (1,752)     11,735
Certificates of deposit
  which mature:
   within 12 months.................     79,802     41.46     (25,097)     104,899     52.39     11,916      92,983
   within 12-36 months..............     49,278     25.60      20,499       28,779     14.37    (11,514)     40,293
   beyond 36 months.................     15,750      8.18         954       14,796      7.38      3,438      11,358
                                       --------    ------    --------    ---------   -------   --------   ---------
     Total deposits.................   $192,468    100.00%   $ (7,777)   $ 200,245   100.00%   $   (952)  $ 201,197
                                       ========    ======    ========    =========   ======    ========   =========

      Certificates of Deposit by Rates. The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

                                                   At December 31,
                                      ------------------------------------------
                                        1997             1996             1995
                                      --------         --------         --------
                                                    (In Thousands)

3.99% or less ...............         $    233         $     --         $     --
4.00-5.99% ..................          156,066           96,816           97,966
6.00-7.99% ..................           63,791           47,523           46,851
8.00-9.99% ..................               26               --               13
                                      --------         --------         --------
                                      $220,116         $144,339         $144,830
                                      ========         ========         ========

      Certificates of Deposit Maturity Schedule. The following table sets forth the amounts and maturities of certificates of deposit at December 31, 1997.

                                                               Amount Due
                                  ----------------------------------------------------------------------
                                  Less Than       1-2        2-3         3-4       After 4
Rate                                1 Year       Years      Years       Years       Years        Total
----                              -----------    -----      -----       -----      -------    ----------
                                                             (In Thousands)

3.99% or less..................   $     232    $      1    $     --    $     --   $     --    $      233
4.00- 5.99%....................     108,424      35,665       6,598       1,204      4,175       156,066
6.00- 7.99%....................      21,622      23,326      13,387       5,018        438        63,791
8.00-9.99%.....................          --          --          --          26         --            26
                                  ---------    --------    --------    --------   --------    ----------
                                  $ 130,278    $ 58,992    $ 19,985    $  6,248   $  4,613    $  220,116
                                  =========    ========    ========    ========   ========    ==========

      Large Certificates of Deposit. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1997.

                                                                Certificates
            Maturity Period                                      of Deposit
            ---------------                                      ----------
                                                               (In Thousands)

            Three months or less..............................    $ 1,829
            Three through six months..........................      2,471
            Six through twelve months.........................      5,314
            Over twelve months................................      8,245
                                                                  -------
            Total.............................................    $17,859
                                                                  =======

      Deposit Activity. The following table sets forth the change in total deposits of the Company for the periods indicated:

                                                                  Year Ended December 31,
                                                           -------------------------------------
                                                             1997           1996          1995
                                                           ---------     ---------     ---------
                                                                      (In Thousands)

Deposits................................................   $ 838,449     $ 346,917     $ 321,466
Withdrawals.............................................    (734,525)     (344,292)     (336,381)
                                                           ---------     ---------     ---------
  Net increase (decrease) before interest credited......     103,924         2,625       (14,915)
Interest credited.......................................      13,184         7,830         7,138
                                                           ---------     ---------     ---------
  Net increase (decrease) in deposits...................   $ 117,108     $  10,455     $  (7,777)
                                                           =========     =========     =========

Borrowings

      Savings deposits are the primary source of funds of the Company's lending and investment activities and for its general business purposes. If the need arises, the Company may also rely upon advances from the FHLB of Chicago to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Company's one- to four-family mortgage loans on improved residential property which are not more than 90 days delinquent. At December 31, 1997, the Company had $12.5 million in advances outstanding from the FHLB. The Company does not have any other short-term or long-term borrowings outstanding.

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

Subsidiary Activities

      In addition to the Bank, the Company has one indirect subsidiary, First Mutual Corporation, an Illinois corporation. First Mutual Corporation is engaged in the business of selling, on an agency basis, investment products (consisting primarily of fixed annuities and mutual funds, but including equity securities) as well as property and casualty insurance to retail customers. At December 31, 1997, the Company had a $102,000 equity investment in the subsidiary. For the year ended December 31, 1997, First Mutual Corporation had a net loss of $26,000.

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

Personnel

      As of December 31, 1997, the Company and its direct and indirect subsidiaries had 156 full-time and 33 part-time employees. None of the Company's employees is represented by a collective bargaining group. The Company believes its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

General

      The Bank is an Illinois-chartered savings bank and its deposit accounts are insured up to applicable limits by the Federal government under the Savings Association Insurance Fund of the FDIC. The Bank is subject to extensive regulation by the Illinois Commissioner of Savings and Residential Finance and the FDIC. The Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other depository institutions. There are periodic examinations of the Bank by the Commissioner and the FDIC to examine the Bank's compliance with various regulatory requirements. The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve (the "FRB"). This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Commissioner, the FDIC, the FRB or Congress could have a material impact on the Bank, the Company and their operations. The Company, as a bank holding company, will also be required to file certain reports with, and otherwise comply with the rules and regulations of the Board of Governors of the Federal Reserve System and the Commissioner. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

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

      The Commissioner is authorized to require a savings bank to maintain a higher minimum capital level if the Commissioner determines that the savings bank's financial condition or history, management or earnings prospects are not adequate. If a savings bank's capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends by the savings bank's board of directors. As a matter of policy, the Commissioner requires that savings associations that convert to savings banks under the SBA have a minimum core capital to average assets ratio of 6%. At December 31, 1997, the Bank's capital ratio as calculated under Illinois law was 10% of total assets, which substantially exceeded the required amount.

      Under Illinois law, a savings bank may make both secured and unsecured loans. However, loans for business, corporate, commercial or agricultural purposes, whether secured or unsecured, may not in the aggregate exceed 15% of a savings bank's total assets unless authorized by the Commissioner. Savings banks, with the prior written consent of the Commissioner, may also engage in real estate development activities, provided that the total investment in any one project may not exceed 15% of total capital, and the total investment in all projects may not exceed 50% of total capital. The total loans and extensions of credit, both direct and indirect, by a savings bank to any person outstanding at one time may not exceed 20% of the savings bank's total capital plus general loan loss reserves. In addition, total loans and extensions of credit, both direct and indirect, by a savings bank to any person at one time, where the loan or extension of credit is 100% secured by readily marketable collateral, may not exceed 10% of total capital plus general loan loss reserves. At December 31, 1997, the Bank did not have any loans to one borrower that exceeded these limitations. Federal law regarding loans-to-one-borrower is similar to Illinois law. For information about the largest borrowers of the Bank, see "Business of the Company--Lending Activities--Loans to One Borrower."

      Illinois-chartered savings banks generally have all lending, investment and other powers which are possessed by federal savings banks based in Illinois. Recent federal and state legislative developments have reduced distinctions between commercial banks and savings institutions in Illinois with respect to lending and investment authority. As federal law has expanded the authority of federally chartered savings institutions to engage in activities previously reserved for commercial banks, Illinois legislation and regulations ("parity legislation") have given Illinois-chartered savings institutions such as the Bank the powers of federally chartered savings institutions.

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

      In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment was 65.7 basis points per $100 in deposits, payable on November 30, 1996. For the Bank, the assessment amounted to $1.3 million (or $805,000 when adjusted for taxes), based on the Bank's deposits on March 31, 1995. In addition, beginning January 1, 1997, pursuant to the legislation, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation are paid jointly by BIF-insured institutions and SAIF-insured institutions. The FICO assessment is 1.29 basis points per $100 in BIF deposits and 6.44 basis points per $100 in SAIF deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits). The BIF and SAIF will be merged on January 1, 1999, provided the bank and savings institution charters are merged by that date. In that event, pro rata FICO sharing will begin on January 1, 1999.

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

      At December 31, 1997, the Bank was a "well capitalized" institution under the prompt corrective action regulations of the FDIC.

Federal Reserve System

      The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Currently, reserves of 3% must be maintained against total transaction accounts of $47.8 million or less (after a $4.7 million exemption), and 10% must be maintained for that portion of total transactions accounts in excess of $47.8 million. At December 31, 1997, the Bank was in compliance with applicable requirements.

      The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the Bank's earning assets.

Regulatory Enforcement Authority

      The enforcement powers available to federal banking regulators are substantial and include, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions must be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Applicable law also requires public disclosure of final enforcement actions by the federal banking agencies.

Community Reinvestment Act

      Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. Failure to achieve a satisfactory CRA rating may impair the Bank's ability to acquire other financial institutions or branches. As of December 31, 1997, the Bank had an "outstanding" CRA rating.

Capital Maintenance

      Under FDIC regulations the Bank must maintain minimum levels of capital. The regulations establish a minimum leverage capital requirement (Tier 1 capital to total average assets) for banks in the strongest financial and managerial condition, with a CAMEL Rating of 1 (the highest rating of the federal regulators for banks). For all other banks, the minimum leverage capital requirement is between 4% and 5% of total assets. Tier 1 capital is composed of the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying mortgage servicing rights and qualify supervisory intangible core deposits), identified losses and investments in certain subsidiaries. At December 31, 1997, the Bank's ratio of Tier 1 capital to total average assets was 10%, which exceeded the minimum leverage requirement.

      The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 and supplementary capital) to risk-weighted assets of 8.0%. In determining the amount of risk-weighted assets, all assets, including certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the federal regulators believe are inherent in the type of asset. The components of Tier 1 capital are equivalent to those discussed earlier under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 1997, the Bank met its risk-based capital requirements on a fully phased-in basis.

      The FRB has issued regulations that require the Company also to maintain a minimum level of capital. In general, the regulations require a leverage capital ratio of 4% of total assets and a risk-based capital level that is the same as the Company's risk-based capital requirement. The FRB also has adopted a risk-based capital policy that imposes an additional capital standard on bank holding companies. Under this regulation, the Company must classify its assets and certain off-balance sheet activities into categories, and maintain specified levels of capital for each category. At December 31, 1997, the Company met all of its minimum capital requirements.

Dividend Limitations

      Unless otherwise required by the Commissioner, the Bank may from time to time declare and pay dividends to the Company, provided that no dividends may be declared when the Bank's total capital is less than 3% of total assets. In addition, written approval of the Commissioner is required before a savings bank having total capital less than 6% of total assets may pay dividends on capital stock that exceed 50% of such savings bank's net profits of that year. Finally, the Board of Directors of the Bank may quarterly, semi-annually, or annually declare a dividend on capital stock of so much of the net profits of the Bank that they shall determine expedient, except that until the paid-in surplus of the Bank equals its capital stock, no dividend may be declared unless there has been transferred to paid-in surplus not less than 10% of the net profits of the preceding half year in the case of quarterly or semi-annual dividends, or not less than 10% of the net profits for the preceding 2 half year periods in the case of annual dividends. The Bank may not declare dividends in excess of its net profit in any year without the approval of the Commissioner; however, a stock dividend may be declared out of retained earnings at any time.

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

      The FDIC or the Commissioner may determine that the continuation by a savings bank of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the bank or is inconsistent with sound banking practices or with the purposes of the Federal Deposit Insurance Act. Based upon that determination, the FDIC or the Commissioner has the authority to order the savings bank to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly. At December 31, 1997, the Bank had an investment of $102,000 in its wholly owned subsidiary.

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

Holding Company Regulation

      As an Illinois savings bank holding company, the Company must file reports as required by the Commissioner, maintain books and records as required by the Commissioner, pay fees and charges assessed by the Commissioner and is subject to examinations by the Commissioner. Furthermore, the Company will be permitted to engage only in those activities prescribed by the Commissioner. Dividends declared by a stock savings bank subsidiary payable to an Illinois savings bank holding company must not result in the total capital of the subsidiary decreasing below the minimum capital requirements set forth by the Commissioner. Cash dividends may be declared as often as quarterly by the savings bank subsidiary, after payment or provision has been made for all expenses, losses, required reserves and dividends on withdrawable capital. A stock dividend, however, may be declared out of undivided profits at any time.

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

                           FEDERAL AND STATE TAXATION

General

      The Company and its subsidiaries file a consolidated federal income tax return on a December 31, calendar year basis using the accrual method of accounting. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur. The following discussion of tax matters is intended only as a summary, and while it does not purport to be a comprehensive description of all tax rules applicable to the Company or the Bank, all matters deemed material by management have been discussed.

Federal Taxation

      Federal Taxation. Savings institutions, such as the Bank, are permitted to establish reserves for bad debts using an experience method and to make annual additions thereto which may, within specified limits, be taken as a deduction in computing taxable income for federal income tax purposes. Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

      Under legislation enacted in 1996, the percentage of taxable income method has been repealed for years beginning after December 31, 1995. In addition, "large" banks, i.e., the quarterly average of the bank's total assets or of the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" bank must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Bank is not a "large" bank, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six-year period its applicable excess reserves, i.e, the balance of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" bank, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an institution meets a minimum level of mortgage lending for 1996 and 1997. As of December 31, 1997, the Bank's bad debt reserve subject to recapture over a six-year period totaled approximately $893,000.

      If an institution ceases to qualify as a "bank" (as defined in Code
Section 581), the pre-1988 reserves and the supplemental reserve are restored to income ratably over a six-year period, beginning in the tax year the institution no longer qualifies as a bank. The balance of the pre-1988 reserves are also subject to recapture in the case of certain excess distributions to (including distributions on liquidation and dissolution), or redemptions of, shareholders.

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

      The amount of additional taxable income created from an Excess Distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the distribution. Thus, if certain portions of the Bank's accumulated tax bad debt reserve are used for any purpose other than to absorb qualified tax bad debt loans, such as for the payment of dividends or other distributions with respect to the Company's capital stock (including distributions upon redemption or liquidation), approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state taxes). At December 31, 1997, the Bank's accumulated tax bad debt reserve totaled approximately $10.6 million. See "Regulation and Supervision" and "Dividend Policy" for limits on the payment of dividends of the Bank.

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

Executive Officers of the Company

      Listed below is information, as of December 31, 1997, concerning the Company's executive officers. There are no arrangements or understandings between the Company and any of persons named below with respect to which he or she was or is to be selected as an officer.

      The following individuals hold positions as executive officers of the Company as is set forth below opposite their names.

                               Executive Officers

Name                         Age           Current Position
----                         ---           ----------------

Paul K. Reynolds             49            President and Chief Executive
                                           Officer

Philip J. Duffy              49            Senior Vice President and Senior
                                           Lending Officer

David G. Weber               49            Senior Vice President
                                           Retail Banking/Operations Officer

G. Lynn Brinkman             57            Vice President, Secretary, Treasurer
                                           and Chief Financial Officer

Gary M. Walters              58            Vice President - Residential Lending

Jimmy W. Goatley             48            Vice President - Retail
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

ITEM 2. PROPERTIES

      The Company conducts its business through its main office located in Decatur, Illinois and thirteen branch offices located in seven counties. The following table sets forth certain information concerning the main office and each branch office of the Company at December 31, 1997. At December 31, 1997, the Company's premises and equipment had an aggregate net book value of approximately $6.9 million. The Company believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

Location                               Year Opened              Owned or Leased
--------                               -----------              ---------------

Main Office                               1926                       Owned
135 East Main St.
Decatur, IL  62525

Fairview Office                           1976                       Leased (1)
855 N. Fairview Ave.
Decatur, IL  62522

Spring Creek Office                       1980                       Leased (2)
701 W. Pershing Rd.
Forsyth, IL  62526

Forsyth Office                            1991                       Owned
U.S. Route 51 North
Forsyth, IL  62526

Clinton Office                            1982                       Owned
211 S. Quincy St.
Clinton, IL  61727

Urbana Office                             1983                       Owned
602 S. Vine St.
Urbana, IL  61801

Shelbyville Office                        1973                       Owned
318 W. Main

Shelbyville, IL  62565

Brettwood Village Kroger Money Mart       1996                       Leased (3)
3070 N. Water St.
Decatur, IL  62526

Airport Plaza Kroger Money Mart           1996                       Leased (4)
1818 S. Airport Plaza Rd.
Decatur, IL  62521

Champaign Office                          1997                       Owned
111 S. State Street
Champaign, IL  61820

Pontiac Office                            1997                       Owned
110 W. Water Street
Pontiac, IL  61764

Lincoln Office                            1997                       Owned
122 N. McLean Street
Lincoln, IL  62656

Taylorville Office                        1997                       Owned
725 W. Spresser Street
Taylorville, IL  62568

Fairview Plaza Kroger Money Mart          1997                       Leased (5)
1401 W. King
Decatur, IL  62522

-----------------------------
(1)   The lease for the Fairview Office expires on February 28, 2001.
(2) The lease for the Spring Creek Office was entered into on June 14, 1979 and has a term of 20 years. The Company has four options to renew for five years each.
(3) The lease for the Brettwood Village Kroger Money Mart was entered into on March 1, 1996 and terminates on February 28, 2001.
(4) The lease for the Airport Plaza Kroger Money Mart was entered into on August 1, 1996 and terminates on July 31, 2001.
(5) The lease for the Fairview Plaza Money Mart was entered into on June 1, 1997 and terminates on May 31, 2002.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Page 5 of the 1997 Annual Report to Stockholders, included herewith as
Exhibit 13 (the "Annual Report"), is herein incorporated by reference.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

      Pages 5 to 7 of the Annual Report are herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Pages 7 to 18 of the Annual Report are herein incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1997 based on the information and assumptions set forth in the notes. The Company believes that the assumptions utilized are reasonable. The Company had no derivative financial instruments, or trading portfolio, as of December 31, 1997. The expected maturity date values for loans receivable and investment securities were calculated by adjusting the instrument's contractual maturity date for expectations of prepayments, as set forth in the notes. Similarly, expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding as set forth in the notes. With respect to the Company's adjustable rate instruments, expected maturity date values were measured by adjusting the instrument's contractual maturity date for expectations of prepayments, as set forth in the notes. From a risk management perspective, however, the Company believes that repricing dates, as opposed to expected maturity dates, may be a more relevant metric in analyzing the value of such instruments. Company borrowings were tabulated by contractual maturity dates.

      In preparing the table, it has been assumed that: (i) adjustable rate mortgage loans on one- to four-family residences will repay at a rate of 15% per year; (ii) fixed rate mortgage loans to one- to four-family residences with terms to maturity of 10 years or less will repay at a rate of 14% per year;
(iii) fixed rate first mortgage loans on one- to four-family residential properties with remaining terms to maturity of over 10 years will prepay annually as follows:

                                  Prepayment
                                  Assumption                     Over
Interest Rate:                  10 to 20 years                 20 Years
-------------                   --------------                 --------

8% or less                            14%                         11%
8.01% to 10%                          20%                         20%
10.01 to 12%                          20%                         20%
12.01 to 14%                          20%                         20%
14.01% and over                       20%                         20%

(iv) fixed and adjustable rate first mortgage loans on residential properties of five or more units and non-residential properties will prepay at a rate of 12% per year; (v) consumer loans will prepay at a rate of 18% per year; (vi) commercial loans will not prepay; (vii) fixed maturity deposits will not be withdrawn prior to maturity; (viii) passbook savings accounts assume an annual decay rate of 75.33% in the first year and 15% for the remaining years; (ix) NOW and super accounts assume an annual decay rate of 64.80% in the first year and 18.72% for the remaining years; (x) non-interest bearing checking accounts assume an annual decay rate of 45% in the first year and 37.56% for the remaining years; and (xi) money market accounts assume an annual decay rate of 73.45% in the first year and 37.56% for the remaining years.

      All loans are presented net of undisbursed loan proceeds and do not include net deferred loan fees/costs or the allowance for loan losses.

      The above assumptions are annual percentages based on remaining balances and should not be regarded as indicative of the actual prepayments and withdrawals which may be experienced by the Company.

                                                                  Principal Amount Maturing in:

                                                                 1999-        2001-                                Fair Value
(Dollars in Thousands)                             1998          2000         2002       Thereafter     Total       12/31/97
                                                 ---------     ---------    ---------    ----------   ----------   ---------
Rate-sensitive assets:
Fixed-interest-rate loans
   Residential 1-4 family real estate            $ 21,144      $ 24,681     $ 16,978     $ 25,909     $ 88,712     $ 89,953
   Average interest rate                             7.98%         7.64%        7.61%        7.53%        7.68%
   Multifamily and commercial real estate           3,701         2,190          673          151        6,715        6,720
   Average interest rate                             8.35%         8.36%        8.32%        8.61%        8.36%
   Commercial business loans                        2,819         1,337          883          112        5,151        5,148
   Average interest rate                             8.69%         9.14%        8.70%        8.85%        8.81%
   Consumer loans                                  18,927        20,094        5,965          652       45,638       45,762
   Average interest rate                             9.20%         9.04%        8.99%        9.82%        9.11%

Variable-interest-rate loans
   Residential 1-4 family real estate            $ 18,061      $ 28,446     $ 20,284     $ 45,592     $112,383     $112,177
   Average interest rate                             7.73%         7.71%        7.71%        7.70%        7.71%
   Multifamily and commercial real estate           7,860        12,508        9,374       12,203       41,945       41,918
   Average interest rate                             8.51%         8.47%        8.46%        8.42%        8.46%
   Commercial business loans                        6,046         1,118           32           26        7,222        7,228
   Average interest rate                             9.09%         9.01%        9.00%        9.00%        9.08%
   Consumer loans                                   1,189         1,151          345           --        2,685        2,685
   Average interest rate                             8.75%         7.99%        7.83%          --         8.31%

Fixed-interest-rate securities
  (including interest bearing deposits)          $ 29,755      $ 18,214           --           --     $ 47,969     $ 48,160
   Average interest rate                             5.76%         6.14%          --           --         5.90%

Rate-sensitive liabilities:
Non-interest bearing checking                    $  3,279      $  2,446     $    954     $    610     $  7,289     $  7,289
Average interest rate                                  --            --           --           --           --           --
NOW and super NOW accounts                         25,713         4,740        3,132        6,097       39,682       39,682
Average interest rate                                2.96%         2.96%        2.96%        2.96%        2.96%
Passbook saving accounts                           13,978         1,270          918        2,390       18,556       18,556
Average interest rate                                2.61%         2.61%        2.61%        2.61%        2.61%
Money market accounts                              25,258         5,570        2,172        1,388       34,388       34,388
Average interest rate                                4.34%         4.34%        4.34%        4.34%        4.34%
Certificate of deposit accounts                   130,278        78,977       10,749          112      220,116      220,596
Average interest rate                                5.40%         5.92%        6.10%        5.92%        5.62%
FHLB advances                                      10,500         2,000           --           --       12,500       12,547
Average interest rate                                6.53%         6.71%          --           --         6.56%

ITEM 8. FINANCIAL STATEMENTS

      Pages 19 to 49 of the Annual Report are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

      Information concerning Directors and Executive Officers of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 1998.

ITEM 11. EXECUTIVE COMPENSATION

      Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 1998.

ITEM 13. TRANSACTIONS WITH CERTAIN RELATED PERSONS

      Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1) Financial Statements

      The following information appearing in the Company's Annual Report to Stockholders for each of the three years in the period ended December 31, 1997 is incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13.

                                                                         Page in
                                                                          Annual
           Annual Report Section                                          Report
           ---------------------                                          ------

Report of Independent Auditors...........................................   19

Consolidated Statements of Financial Condition...........................   20

Consolidated Statements of Income........................................   21

Consolidated Statements of Changes in Stockholders' Equity...............   23

Consolidated Statements of Cash Flows....................................   24

Notes to Consolidated Financial Statements...............................   27

      (a)(2) Financial Statement Schedules - All financial statement schedules have been omitted as the information is either inapplicable or not required under the related instructions.

      (a)(3) Exhibits

                                                         Sequential Page
                                                       Reference to Prior          Number Where
                                                        Filing or Exhibit        Attached Exhibits
Regulation S-K                                           Number Attached        Are Located in This
Exhibit Number                 Document                       Hereto             Form 10-K Report
--------------                 --------                  ----------------       --------------------

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

      13             Annual Report to Stockholders            (41)                  Exhibit 13

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

                                                         Sequential Page
                                                       Reference to Prior          Number Where
                                                        Filing or Exhibit        Attached Exhibits
Regulation S-K                                           Number Attached        Are Located in This
Exhibit Number                 Document                       Hereto             Form 10-K Report
--------------                 --------                  ----------------       --------------------

      18                  Letter re: change in
                          accounting principles                None               Not Applicable

      21               Subsidiaries of Registrant              (96)                 Exhibit 21

      22               Published report regarding              None               Not Applicable
                      matters submitted to vote of
                            security holders

      23                 Consent of Experts and                (98)                 Exhibit 23
                                 Counsel

      24                    Power of Attorney                  None               Not Applicable

      27                 Financial Data Schedule               (100)                Exhibit 27

      28                Information from reports               None               Not Applicable
                           furnished to state
                          insurance regulatory
                               authorities

      99                   Additional Exhibits                 None               Not Applicable

(b)   Reports on Form 8-K:

The Registrant has not filed a Current Report on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRST MUTUAL BANCORP, INC.


Date:  March 27, 1998                    By: /s/ Paul K. Reynolds
                                            ------------------------------------
                                            Paul K. Reynolds, President
                                            Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ C. Robert Chastain                  By: /s/ G. Lynn Brinkman
   ---------------------------------           ---------------------------------
   C. Robert Chastain, Chairman of             G. Lynn Brinkman, Vice President,
   the Board and Director                      Secretary, Treasurer and Chief
                                               Financial Officer

Date: March 27, 1998                        Date: March 27, 1998


By: /s/ Glen J. Whitney                     By: /s/ Roy M. Ousley
   ---------------------------------           ---------------------------------
   Glen J. Whitney, Vice Chairman              Roy M. Ousley, Director

Date: March 27, 1998                        Date: March 27, 1998


By: /s/ Richard L. Jacobs                   By: /s/ Robert D. Nichols
   ---------------------------------           ---------------------------------
   Richard L. Jacobs, Director                 Robert D. Nichols, Director

Date: March 27, 1998                        Date: March 27, 1998


By: /s/ John D. Robinson
   ---------------------------------
   John D. Robinson, Director

Date: March 27, 1998