Form 10-Q
period 1998-03-31
FIRST MUTUAL BANCORP INC
filed 1998-05-15
CIK 934738

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

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

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


         Indicate by check ____ whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]          No [ ]
         Yes [X]          No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 3,530,570 shares of the Registrant's common stock outstanding as of March 31, 1998. Included were 272,600 unearned ESOP shares.

                           FIRST MUTUAL BANCORP, INC.

                                      INDEX

                                                                          Page
                                                                          ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................  1

   Consolidated Statements of Financial Condition as of
            March 31, 1998, and December 31, 1997.........................  2

   Consolidated Statements of Income for the Three Months Ended
            March 31, 1998 and 1997.......................................  3

   Consolidated Statements of Changes in Stockholders' Equity for the
            Three Months Ended March 31, 1998.............................  4

   Consolidated Statements  of Cash Flows for the Three Months Ended
            March 31, 1998 and 1997 ......................................  5

   Notes to Consolidated Financial Statements.............................  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................ 10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....... 14


PART II. OTHER INFORMATION................................................ 17

PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           FIRST MUTUAL BANCORP, Inc.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                     March 31,      December 31,
                                                       1998            1997
                                                       ----            ----
ASSETS
   Cash and cash equivalents .................  $     3,438      $     4,612
   Interest-bearing deposits with
     financial institutions ..................       19,114           13,993
   Securities held to maturity
     (Estimated fair value:
       March 31, 1998 $30,119)
     (Estimated fair value:
       December 31, 1997 $34,167) ............       29,935           33,976
   Securities available for sale .............        2,019               17
   Loans held for sale .......................        4,720            2,057
   Loans receivable, net .....................      301,324          307,237
   Federal Home Loan Bank stock ..............        2,349            2,349
   Accrued interest receivable ...............        2,239            2,194
   Foreclosed real estate, net of
     allowance for losses ....................          321               29
   Premises and equipment ....................        6,737            6,896
   Cash surrender value of life insurance ....        3,537            3,496
   Goodwill and core deposit intangibles .....       12,463           12,643
   Other assets ..............................        2,035            1,940
                                                -----------      -----------
TOTAL ASSETS .................................  $   390,231      $   391,439
                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits ..................................  $   319,820      $   320,031
   Advances from borrowers for taxes
     and insurance ...........................        2,055            1,344
   Advances from Federal Home Loan Bank ......        9,500           12,500
   Accrued expenses and other liabilities ....        3,642            3,375
                                                -----------      -----------
TOTAL LIABILITIES ............................      335,017          337,250

STOCKHOLDERS' EQUITY
   Common Stock $.10 par value;
   8,000,000 shares authorized;
   issued 4,700,000 shares ...................          470              470
   Additional paid in capital ................       45,594           45,420
   Unearned ESOP shares ......................       (2,726)          (2,820)
   Unearned stock awards .....................         (928)          (1,027)
   Retained earnings, substantially
     restricted ..............................       29,907           29,523
   Treasury Stock at cost - 1,192,930
     shares (Dec. 31, 1997) - 1,169,430
     shares (March 31, 1998) .................      (17,101)         (17,377)
   Unrealized appreciation
     (depreciation) on securities
     available for sale, net of tax ..........           (2)              --
                                                -----------      -----------
TOTAL STOCKHOLDERS' EQUITY ...................       55,214           54,189
                                                -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...  $   390,231      $   391,439
                                                ===========      ===========

Number of Shares Outstanding,
   Net of Unearned ESOP Shares ...............    3,257,970        3,225,070

Book Value Per Share .........................  $     16.95      $     16.80

                           FIRST MUTUAL BANCORP, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                          Three Months Ended
                                                        ------------------------
                                                        March 31,     March 31,
                                                          1998          1997
                                                          ----          ----
Interest Income
    Loans receivable
         First mortgage loans .....................   $     4,821   $     4,689
         Consumer and other loans .................         1,066           928
         Commercial loans .........................           285           198
    Securities ....................................           507           815
    Other interest-earning assets .................           241           605
                                                      -----------   -----------
         Total Interest Income ....................         6,920         7,235
Interest Expense
    Deposits ......................................         3,764         3,999
    Federal Home Loan Bank advances
         and other interest charges ...............           198           393
                                                      -----------   -----------
         Total Interest Expense ...................         3,962         4,392
                                                      -----------   -----------
Net Interest Income ...............................         2,958         2,843
Provision for loan losses .........................           180           160
                                                      -----------   -----------
Net Interest Income after provision
    for loan losses ...............................         2,778         2,683
Noninterest income
    Gain on sales of loans ........................           163            37
    Deposit service fee income ....................           217           155
    Loan servicing fees ...........................            18            29
    Investment sales commissions ..................            55            38
    Other .........................................           116            94
                                                      -----------   -----------
         Total noninterest income .................           569           353
Noninterest expense
    Compensation and benefits .....................         1,428         1,513
    Occupancy and equipment .......................           345           332
    FDIC Deposit insurance premium ................            33            33
    Advertising and promotion .....................            54           137
    Data processing ...............................           207           217
    Printing, postage, stationery,
         and supplies .............................           113           126
    Net expense on foreclosed real estate
         operations ...............................             4             2
    Net loss on sale of real estate
         owned including provisions for losses ....            24            12
    Amortization of Goodwill and Core
         Deposit Intangibles ......................           180           242
    Other .........................................           339           382
                                                      -----------   -----------
         Total noninterest expense ................         2,727         2,996
                                                      -----------   -----------
Income before income taxes ........................           620            40
Income taxes (benefit) ............................           236           (41)
                                                      -----------   -----------
Net income ........................................   $       384   $        81
                                                      ===========   ===========
Average Number of Shares Outstanding
    for calculating:
    Basic Earnings per share ......................     3,126,248     3,429,217
    Diluted Earnings per share ....................     3,281,083     3,513,488
Earnings per common share
    Basic .........................................   $       .12   $       .02
    Diluted .......................................   $       .12   $       .02

                           FIRST MUTUAL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                   Unrealized
                                                                                                  Appreciation
                                                                                      Retained   (Depreciation)
                                                    Additional  Unearned   Unearned   Earnings-  on Securities
                                           Common     Paid        ESOP      Stock   Substantially  Treasury     Available
                                           Stock   in Capital    Shares     Awards    Restricted     Stock      For Sale      Total
                                           -----   ----------    ------     ------    ----------     -----      --------      -----
Balance at January 1, 1996 ...........   $    470   $ 44,980   $ (3,572)   $     --    $ 29,604     $    --    $     46    $ 71,528
Net Income ...........................         --         --         --          --       1,171          --          --       1,171
Purchase of Treasury Shares...........         --         --         --          --          --     (10,330)         --     (10,330)
Unearned Stock Awards ................         --         --         --      (2,099)         --       2,099          --          --
ESOP Shares earned ...................         --        116        376          --          --          --          --         492
Stock Awards earned ..................         --         --         --         595          --          --          --         595
Tax benefit of stock awards ..........         --          8         --          --          --          --          --           8
Change in unrealized appreciation
   (depreciation) on securities
   available for sale, net of tax.....         --         --         --          --          --          --         (50)        (50)
Cash dividends ($.30 per share) ......         --         --         --          --      (1,197)         --          --      (1,197)
                                         --------   --------   --------    --------    --------    --------    --------    --------

Balance at December 31, 1996 .........        470     45,104     (3,196)     (1,504)     29,578      (8,231)         (4)     62,217
Net Income ...........................         --         --         --          --         986          --          --         986
Purchase of Treasury Shares ..........         --         --         --          --          --      (9,151)         --      (9,151)
ESOP Shares earned ...................         --        247        376          --          --          --          --         623
Stock Awards earned ..................         --         --         --         477          --          --          --         477
Tax Benefit of Stock Awards ..........         --         69         --          --          --          --          --          69
Exercise of Stock Options ............         --         --         --          --          --           5          --           5
Change in unrealized appreciation
   (depreciation) on securities
   available for sale, net of tax ....         --         --         --          --          --          --           4           4
Cash dividends ($.32 per share) ......         --         --         --          --      (1,041)         --          --      (1,041)
                                         --------   --------   --------    --------    --------    --------    --------    --------

Balance at December 31, 1997 .........        470     45,420     (2,820)     (1,027)     29,523     (17,377)         --      54,189
Net Income ...........................         --         --         --          --         384          --          --         384
ESOP Shares earned ...................         --         99         94          --          --          --          --         193
Stock Awards earned ..................         --         --         --          99          --          --          --          99
Tax Benefit of Stock Awards...........         --         --         --          --          --          --          --          --
Exercise of Stock Options ............         --         --         --          --          --         276          --         276
Tax Benefit
  of Stock Options exercised .........         --         75         --          --          --          --          --          75
Change in unrealized appreciation
   (depreciation) on securities
   available for sale, net of tax.....         --          --         --         --          --          --          (2)         (2)
                                         --------   --------   --------    --------    --------    --------    --------    --------
Balance at March 31, 1998 ............   $    470   $ 45,594   $ (2,726)   $   (928)   $ 29,907    $(17,101)   $     (2)   $(55,214)
                                         ========   ========   ========    ========    ========    ========    ========    ========

                           FIRST MUTUAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      Three Months Ended
                                                   ------------------------
                                                    March 31,     March 31,
                                                     1998           1997
                                                     ----           ----
Cash flows from operating activities
   Net Income ....................................$    384      $     81
   Adjustments to reconcile net income
         to net cash from operating
         activities
   Depreciation and amortization .................     180           156
   Amortization of Goodwill
         and Core Deposit Intangibles ............     180           242
   Amortization of premiums and
         discounts on mortgaged-backed
         and investment securities, net ..........      42            53
   ESOP Compensation Expense .....................     193           145
   Stock Awards Expense ..........................      99           179
   Origination of loans held
         for sale ................................ (17,765)       (2,476)
   Proceeds from sale of loans ...................  15,265         2,526
   Change in net deferred loan
         origination costs .......................      13            16
   Change in deferred income taxes ...............      34           (57)
   Provision for loan losses .....................     180           160
   Provision for losses on foreclosed
         real estate .............................      29            --
   Net (gain) loss on sales of available-
       for-sale
         securities ..............................      --             8
   Net (gain) loss on sales of loans .............    (163)          (37)
   Net (gain) loss on sale of foreclosed
         real estate .............................      (5)           12
   Change in
         Accrued interest receivable .............     (45)         (708)
         Cash surrender value of life insurance ..     (41)          (35)
         Other assets ............................    (143)            3
         Accrued expenses and other liabilities ..     600         1,341
                                                  --------      --------

   Net cash provided by (used in)
         operating activities ....................    (963)        1,609

Cash flows from investing activities
   Net (increase) decrease in loans receivable ...   5,315        (8,403)
   Proceeds from maturity of investment
         securities Held to Maturity .............   4,000         3,000
   Proceeds of sales and calls of investment
         securities - Available for Sale .........      --        14,006
   Purchase of investment securities
         - Held to Maturity ......................      --       (22,353)
   Purchase of investments securities
         - Available for Sale ....................  (2,007)      (24,048)

                                                          Three Months Ended
                                                        ------------------------
                                                        March 31,      March 31,
                                                          1998           1997
                                                          ----           ----
   Investments in (continued)

         Loans purchased ...........................    $      --     $  (9,929)
         Premises and equipment ....................           (6)       (2,615)
         Foreclosed real estate ....................          (61)          (12)
         Goodwill and core deposit intangibles .....           --       (13,342)
   Net (increase) decrease in interest-bearing
         deposits with financial institutions ......       (5,121)      (30,329)
   Proceeds from sales of foreclosed real estate ...          151            77
                                                        ---------     ---------
   Net cash provided by (used in)
     investing activities ..........................        2,271       (93,948)

Cash flows from financing activities
   Net increase (decrease) in deposits .............         (211)      134,865
   Net change in advances from
         Federal Home Loan Bank ....................       (3,000)      (38,800)
   Proceeds from exercise of
         stock options .............................          276            --
   Net decrease in advances from
         borrowers for taxes and insurance .........          711           723
   Purchase of treasury stock ......................           --        (5,408)
   Dividends paid ..................................         (258)         (298)
                                                        ---------     ---------
   Net cash provided by (used in) financing
         activities ................................       (2,482)       91,082
                                                        =========     =========
   Net decrease in cash and cash equivalents .......       (1,174)       (1,257)
   Cash and cash equivalents at
         beginning of period .......................        4,612         4,350
                                                        ---------     ---------
Cash and cash equivalents at end of period .........    $   3,438     $   3,093
                                                        =========     =========

   Supplemental disclosures of cash flow information
         Cash paid for
                  Interest .........................    $   3,881     $   3,376
                  Income taxes (refunds) ...........           --          (230)

   Transfers from loans to real estate acquired
         through foreclosure .......................          433            --

   Real estate owned financed through
         loan originations .........................           27            --

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  Basis of Presentation

The financial information of First Mutual Bancorp, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The accompanying consolidated financial statements include the accounts of First Mutual Bancorp, Inc. (the "Company"), its wholly-owned subsidiary, First Mutual Bank, S.B. (the "Bank"), and the Bank's wholly-owned subsidiary, First Mutual Corporation, which provides investment and insurance services. All significant intercompany transactions and balances are eliminated in consolidation.

The financial information has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of the interim period ended March 31, 1998 are not necessarily indicative of the results expected for the year ending December 31, 1998.

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

(3) Earnings Per Share of Common Stock

Basic and diluted earnings per share for the quarter were computed by dividing net income by 3,126,248 and 3,281,083 respectively, the weighted average number of net shares of common stock outstanding during the three months ended March 31, 1998. There were 383,700 outstanding stock options March 31, 1998 at an exercise price of $11.75 per share.

A reconciliation of the numerators and denominators for earnings per common share computations for the quarters ended March 31, 1998, and March 31, 1997 is presented below.


                                              Three Months Ended March 31,
                                              ----------------------------
                                                1998                1997
                                                ----                ----
                                         (In thousands except per share amounts)

Basic Earnings Per Share
   Net income ............................     $  384                $   81
                                               ======                ======
   Weighted average common
         shares outstanding ..............      3,126                 3,429
                                               ======                ======

   Basic Earnings Per Share ..............     $  .12                $  .02
                                               ======                ======
Earnings Per Share Assuming Dilution
   Net income ............................     $  384                $   81
                                               ======                ======
   Weighted average common
         shares outstanding ..............      3,126                 3,429
   Add: dilutive effect of
         assumed exercises:
         Stock options ...................        155                    84
                                               ------                ------
   Weighted average common and
         dilutive common shares
         outstanding .....................      3,281                 3,513
                                               ======                ======

   Diluted Earnings Per Share ............     $  .12                $  .02
                                               ======                ======

(4) Accounting Changes

On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement 128, Earnings Per Share, which is effective for financial statements beginning with year end 1997. Statement 128 simplifies the calculation of earnings per share (EPS) by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as stock options, warrants or other common stock equivalents. Statement 128 had little impact on the Company's earnings per share calculations for 1997 other than changing terminology from primary EPS to basic EPS. All prior period EPS data was restated to conform with the new presentation.

Under a new accounting standard, Statement of Financial Accounting Standards No. 130, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale. Other comprehensive income is not material and therefore is not included as a disclosure in the financial statements.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in 1997 by the Financial Accounting Standards Board. This Statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for periods beginning after December 15, 1997. Management does not believe that the provisions of this Statement are applicable to the Company, since substantially all of the Company's operations are banking activities.

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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition

Total assets decreased $1.2 million, or .3%, to $390.2 million at March 31, 1998, from $391.4 million at December 31, 1997.

Loans receivable (including loans held for sale) decreased $3.3 million, or 1.1%, to $306.0 million at March 31, 1998, from $309.3 million at December 31, 1997, primarily due to the excess of loan repayments versus loan originations during the quarter. Increased repayments resulted from the increased prepayment of mortgage loans due to the lower interest rate environment for mortgage loans during the period. Loan sales also increased during the quarter as a result of the lower interest rate environment. The increase in loan sales was due to the increase in the origination of fixed rate mortgage loans available for sale, which borrowers typically prefer in a low interest rate environment.

Interest-bearing deposits with financial institutions and securities held-to-maturity and available for sale increased $3.1 million, or 6.5%, to $51.1 million at March 31, 1998, from $48.0 million at December 31, 1997. The increase was primarily due to the decrease in loans receivable during the same period and the resulting increase in funds available for liquidity type investments.

Advances from the Federal Home Loan Bank decreased $3.0 million, or 24%, to $9.5 million at March 31, 1998, from $12.5 million at December 31, 1997.

Non-performing assets were $1.7 million as of March 31, 1998, compared to $1.6 million as of December 31, 1997. The following table sets forth the amounts and categories of non-performing assets.



                                            March 31, 1998     December 31, 1997
                                            --------------     -----------------
                                                  (Dollars in Thousands)
Non-performing Loans:
   One to four family ..........................     $1,161          $1,235
   Consumer ....................................        209             231
   Commercial ..................................         --              60
                                                     ------          ------
   Total .......................................      1,370          $1,526
Total Repossessed Assets .......................         12              37
Total Real Estate Owned ........................        321              29
                                                     ------          ------
Total Non-performing Assets ....................     $1,703          $1,592
                                                     ======          ======
Total Non-performing Loans as a
  percentage of net loans receivable ...........        .45%            .49%
Total Non-performing Assets as a
  percentage of total assets ...................        .44%            .41%

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, funds received from the sale, amortization, and prepayment of loans, advances from the Federal Home Loan Bank, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company also borrows funds from the Federal Home Loan Bank based on need, comparative costs, and availability at the time. Assets of the Company qualifying for regulatory liquidity totalled $55.5 million at March 31, 1998.

As of March 31, 1998, the Company had total equity capital of $55.2 million and the Bank had total equity capital of $51.9 million. All the minimum levels of regulatory capital required by the Federal Reserve Board for the Company and the Federal Deposit Insurance Corporation for the Bank were met.

Results of Operations

General. Net income for the three months ended March 31, 1998, was $384,000 compared to $81,000 for the same period in 1997. The increase was primarily due to the decrease in non-interest expense of $269,000, or 9.0%, the increase in non-interest income of $216,000, or 61.2%, and the increase in net interest income of $115,000, or 4.0%. These were partially offset by the increase in income taxes of $277,000.

Interest Income. Interest income for the three months ended March 31, 1998 decreased $315,000, or 4.4%, from the three months ended March 31, 1997. The decrease was primarily the result of the decrease in average earning assets to $359.3 million from $398.1 million in the earlier period. Average earning assets decreased primarily as a result of the decrease in average paying liabilities during the period. This was partially offset by the increase in the average yield on earning assets to 7.70% from 7.27% in the earlier period.

Interest Expense. Interest expense decreased $430,000, or 9.8%, from the three months ended March 31, 1998, primarily due to the decrease in average interest paying liabilities to $330.9 million from $365.6 million in the earlier period resulting from the decrease in deposits and advances from the Federal Home Loan Bank. The cost of the average interest paying liabilities also decreased to 4.79% from 4.81% in the earlier period.

Net Interest Income. Net interest income increased $115,000, or 4.0%, during the current three-month period versus the earlier three-month period. The increase was primarily due to the increase in the net interest rate spread, which increased to 2.91% from 2.46% in the earlier period.

Provision for Loan Losses. The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio including commercial real estate and commercial business loans, the Bank's past loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of underlying loan collateral, current and to a lesser extent, expected future economic conditions. During the three months ended March 31, 1998, a $180,000 provision for loan losses was recorded primarily as a result of changes in the loan portfolio mix, especially the increase in commercial and consumer loans, and to the net charge-offs incurred during the period. Bank management made a $160,000 provision to the allowance for loan losses for the same period in 1997. The Bank's ratio of allowance for loan losses to non-performing loans was 105.91% at March 31, 1998, compared to 93.77% at December 31, 1997, primarily due to the decrease in non-performing loans to $1.4 million at March 31, 1998, compared to $1.5 million at December 31, 1997.

Non-Interest Income. Non-interest income, consisting primarily of service charges and fees on loans and deposit accounts, net gain on sale of mortgage loans, investment sales commissions, and loan servicing fees increased $216,000, or 61.2%, for the three-month period ended March 31, 1998, as compared to the earlier three-month period. The increase was primarily due to the increases in the gain on sale of loans of $126,000, or 340.5%, and deposit service fee income of $62,000, or 40.0%.

Non-Interest Expense. Non-interest expense, consisting primarily of employee compensation and benefits, premises and equipment expenses, federal deposit insurance premiums, data processing, advertising and promotion, amortization of goodwill and core deposit intangibles, and other miscellaneous items decreased $269,000, or 9.0%, for the three-month period ended March 31, 1998, as compared to the earlier three-month period in 1997. The decrease was primarily due to the decreases in compensation and benefits of $85,000, or 5.6%, advertising and promotion of $83,000, or 60.6%, amortization of goodwill and core deposit intangibles of $62,000, or 25.6%, and other expenses of $43,000 or 11.3%.

Income Tax Expenses. Income tax expenses increased $277,000 for the three-month period versus the earlier period. The increase was due to the increase in earnings before taxes to $620,000 for the current three-month period versus $40,000 in the earlier period.

Year 2000. The Company has conducted a review of its computer systems to review the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. For example, programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and by converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

The Company believes the December 31, 1997 table presented also represents a reasonable estimate of this information as of March 31, 1998.

In preparing the table, it has been assumed that: (i) adjustable rate mortgage loans on one- to four-family residences will repay at a rate of 15% per year;
(ii) fixed rate mortgage loans on one-to four-family residences with terms to maturity of 10 years or less will repay at a rate of 14% per year; (iii) fixed rate first mortgage loans on one-to four-family residential properties with remaining terms to maturity of over 10 years will prepay annually as follows:

                                     Prepayment
                                     Assumption            Over
              Interest Rate:       10 to 20 years        20 years
              --------------       --------------        --------
              8% or less                14%                 11%
              8.01% to 10%              20%                 20%
              10.01 to 12%              20%                 20%
              12.01 to 14%              20%                 20%
              14.01% and over           20%                 20%


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


                                                          Principal Amount Maturing in:
                                               ------------------------------------------------
                                                            1999-        2001-                              Fair value
(Dollars in Thousands)                           1998        2000         2002       Thereafter     Total    12/31/97
                                                 ----        ----         ----       ----------     -----    --------
Rate-sensitive assets:
Fixed-interest-rate loans
  Residential 1-4 family real estate ........  $ 21,144    $ 24,681    $ 16,978      $ 25,909    $ 88,712   $ 89,953
  Average interest rate .....................      7.98%       7.64%       7.61%         7.53%       7.68%
  Multifamily and commercial real estate ....     3,701       2,190         673           151       6,715      6,720
  Average interest rate .....................      8.35%       8.36%       8.32%         8.61%       8.36%
  Commercial business loans .................     2,819       1,337         883           112       5,151      5,148
  Average interest rate .....................      8.69%       9.14%       8.70%         8.85%       8.81%
  Consumer loans ............................    18,927      20,094       5,965           652      45,638     45,762
  Average interest rate .....................      9.20%       9.04%       8.99%         9.82%       9.11%

Variable-interest-rate loans
  Residential 1-4 family real estate ........  $ 18,061    $ 28,446    $ 20,284    $   45,592    $112,383   $112,177
  Average interest rate .....................      7.73%       7.71%       7.71%         7.70%       7.71%
  Multifamily and commercial real estate ....     7,860      12,508       9,374        12,203      41,945     41,918
  Average interest rate .....................      8.51%       8.47%       8.46%         8.42%       8.46%
  Commercial business loans .................     6,046       1,118          32            26       7,222      7,728
  Average interest rate .....................      9.09%       9.01%       9.00%         9.00%       9.08%
  Consumer loans ............................     1,189       1,151         345            --       2,685      2,685
  Average interest rate .....................      8.75%       7.99%       7.83%           --        8.31%

Fixed-interest-rate securities
(including interest bearing deposits) .......  $ 29,755    $ 18,214          --            --    $ 47,969   $ 48,160
  Average interest rate .....................      5.76%       6.14%         --            --        5.90%

Rate-sensitive liabilities:
Non-interest bearing checking ...............    $3,279    $  2,446     $   954      $    610    $  7,289   $  7,289
Average interest rate .......................        --          --          --            --          --         --
NOW and super NOW accounts ..................    25,713       4,740       3,132         6,097      39,682     39,682
Average interest rate .......................      2.96%       2.96%       2.96%         2.96%       2.96%
Passbook saving accounts ....................    13,978       1,270         918         2,390      18,556     18,556
Average interest rate .......................      2.61%       2.61%       2.61%         2.61%       2.61%
Money Market accounts .......................    25,258       5,570       2,172         1,388      34,388     34,388
Average interest rate .......................      4.34%       4.34%       4.34%         4.34%       4.34%
Certificate of deposit accounts .............   130,278      78,977      10,749           112     220,116    220,596
Average interest rate .......................      5.40%       5.92%       6.10%         5.92%       5.62%
FHLB advances ...............................    10,500       2,000          --            --      12,500     12,547
Average interest rate .......................      6.53%       6.71%         --            --        6.56%

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


                                            FIRST MUTUAL BANCORP, INC.
                                            (Registrant)



Date: May 13, 1998                      By: /s/ Paul K. Reynolds
      ------------------------              ------------------------------------
                                            Paul K. Reynolds, President
                                            and Chief Executive Officer



Date: May 13, 1998                      By: /s/ G. Lynn Brinkman
      ------------------------              ------------------------------------
                                            G. Lynn Brinkman, Vice President
                                            Secretary, Treasurer and
                                            Chief Financial Officer