Form 10-Q
period 1998-06-30
FIRST MUTUAL BANCORP INC
filed 1998-08-14
CIK 934738

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to __________

                         Commission File Number: 0-26184


                           FIRST MUTUAL BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                      37-1339075
-------------------------------                   ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification Number)

                  135 East Main Street, Decatur, Illinois 62523
                  ---------------------------------------------
                    (Address of principle executive offices)


Registrant's telephone number, including area code:  (217) 429-2306
                                                     --------------


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

         Yes  X            No
             ----             ----
         Yes  X            No
             ----             ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 3,530,570 shares of the Registrant's common stock outstanding as of June 30, 1998. Included were 263,200 unearned ESOP shares.

                           FIRST MUTUAL BANCORP, INC.

                                      INDEX

                                                                                                 Page


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements...........................................................  1

                  Consolidated Statements of Financial Condition as of
                           June 30, 1998, and December 31, 1997..................................  2

                  Consolidated Statements of Income for the Three and Six Months Ended
                           June 30, 1998 and 1997................................................  3

                  Consolidated Statements of Changes in Stockholders' Equity for the
                           Six Months Ended June 30, 1998........................................  4

                  Consolidated Statements  of Cash Flows for the Six Months Ended
                           June 30, 1998 and 1997 ...............................................  5

                  Notes to Consolidated Financial Statements.....................................  7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................... 10

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................... 15

                  Recent Developments............................................................ 18


PART II.  OTHER INFORMATION...................................................................... 19



PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           FIRST MUTUAL BANCORP, Inc.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                       June 30, 1998         December 31, 1997
                                                                       -------------         -----------------
ASSETS
   Cash and cash equivalents                                             $ 5,977                   $ 4,612
   Interest-bearing deposits with financial institutions                   9,698                    13,993
   Securities held to maturity
     (Estimated fair value: June 30, 1998 $27,072)
     (Estimated fair value: December 31, 1997 $34,167)                    26,899                    33,976
   Securities available for sale                                           5,034                        17
   Loans held for sale                                                     2,785                     2,057
   Loans receivable, net                                                 299,964                   307,237
   Federal Home Loan Bank stock                                            2,374                     2,349
   Accrued interest receivable                                             2,226                     2,194
   Foreclosed real estate, net of allowance for losses                        62                        29
   Premises and equipment                                                  6,627                     6,896
   Cash surrender value of life insurance                                  3,578                     3,496
   Goodwill and core deposit intangibles                                  12,289                    12,643
   Other assets                                                            2,021                     1,940
                                                                        --------                  --------
TOTAL ASSETS                                                            $379,534                  $391,439
                                                                        --------                  --------
                                                                        --------                  --------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                                             $314,097                  $320,031
   Advances from borrowers for taxes and insurance                         1,345                     1,344
   Advances from Federal Home Loan Bank                                    5,000                    12,500
   Accrued expenses and other liabilities                                  3,602                     3,375
                                                                        --------                  --------

TOTAL LIABILITIES                                                        324,044                   337,250

STOCKHOLDERS' EQUITY
   Common Stock $.10 par value;
   8,000,000 shares authorized;
   issued 4,700,000 shares                                                   470                       470
   Additional paid in capital                                             45,678                    45,420
   Unearned ESOP shares                                                   (2,632)                   (2,820)
   Unearned stock awards                                                    (828)                   (1,027)
   Retained earnings, substantially restricted                            29,903                    29,523
   Treasury Stock at cost - 1,192,930 shares (Dec. 31, 1997)
     -- 1,169,430 shares (June 30, 1998)                                 (17,101)                  (17,377)
                                                                        --------                  --------
TOTAL STOCKHOLDERS' EQUITY                                                55,490                    54,189
                                                                        --------                  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $379,534                  $391,439
                                                                        --------                  --------
                                                                        --------                  --------

Number of Shares Outstanding, including Unearned
   ESOP Shares                                                         3,530,570                 3,507,070

Book Value Per Share                                                    $15.72                    $15.45


                           FIRST MUTUAL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                     Six Months Ended                          Three Months Ended
                                            ---------------------------------           ------------------------------
                                             June 30,  1998    June 30,  1997           June 30, 1998    June 30, 1997
                                            ---------------    --------------           -------------    -------------
Interest Income
   Loans receivable
     First mortgage loans                      $9,576            $9,473                      $4,755           $4,784
     Consumer and other loans                   2,122             1,946                       1,056            1,018
     Commercial loans                             580               422                         295              224
   Investment securities                        1,005             1,582                         498              767
   Other interest-earning assets                  532             1,050                         291              445
                                            ---------------    --------------           -------------    -------------
     Total Interest Income                     13,815            14,473                       6,895            7,238

Interest Expense
   Deposits                                     7,560             8,000                       3,796            4,001
   Federal Home Loan Bank advances
     and other interest charges                   324               751                         126              358
                                            ---------------    --------------           -------------    -------------

     Total Interest Expense                     7,884             8,751                       3,922            4,359
                                            ---------------    --------------           -------------    -------------

Net Interest Income                             5,931             5,722                       2,973            2,879

Provision for loan losses                         320               253                         140               93
                                            ---------------    --------------           -------------    -------------

Net Interest Income after provision
   for loan losses                              5,611             5,469                       2,833            2,786

Noninterest income
   Gain (loss) on sales of loans                  310                84                         147               47
   Deposit service fee income                     444               340                         227              185
   Loan servicing fees                             49                59                          31               30
   Investment sales commissions                   150                92                          95               54
   Other                                          247               191                         131               97
                                            ---------------    --------------           -------------    -------------
     Total noninterest income                   1,200               766                         631              413

Noninterest expense
   Compensation and benefits                    2,861             2,823                       1,433            1,310
   Occupancy and equipment                        688               656                         343              324
   FDIC Deposit insurance premium                  65                66                          32               33
   Advertising and promotion                      119               268                          65              131
   Data processing                                425               418                         218              201
   Printing, postage, stationery,
     and supplies                                 171               236                          58              110
   Net expense on foreclosed
     real estate operations                         5                 3                           1                1
   Net gain (loss) on sale of real estate
     owned including provisions
     for losses                                     5                16                         (19)               4
   Amortization of Goodwill
     and Core Deposit Intangibles                 355               360                         175              118
   Other                                          678               707                         339              325
                                            ---------------    --------------           -------------    -------------

     Total noninterest expense                  5,372             5,553                       2,645            2,557
                                            ---------------    --------------           -------------    -------------

Income before income taxes                      1,439               682                         819              642

Income taxes                                      539               165                         303              206
                                            ---------------    --------------           -------------    -------------

Net income                                       $900              $517                        $516             $436
                                            ---------------    --------------           -------------    -------------
                                            ---------------    --------------           -------------    -------------

Average Number of Shares Outstanding
   for calculating:
     Basic Earnings per share               3,162,277         3,282,333                      3,179,206        3,137,064
     Diluted Earnings per share             3,317,396         3,378,570                      3,318,327        3,226,511
Earnings  Per Common Share
     Basic                                       $.28              $.16                           $.16             $.14
     Diluted                                     $.28              $.16                           $.16             $.14



                           FIRST MUTUAL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                     Unrealized
                                                                                                     Appreciation
                                                                        Retained                     (Depreciation) on
                                      Additional  Unearned   Unearned   Earnings -                   Securities
                             Common   Paid        ESOP       Stock      Substantially     Treasury   Available
                             Stock    in Capital  Shares     Awards     Restricted        Stock      For Sale       Total
                            -------  -----------  ---------  ---------  --------------   ----------  -------------  --------
Balance at January 1, 1996     $470      $44,980   ($3,572)  $      --     $  29,604     $      --    $       46    $ 71,528

Net Income                       --          --          --         --         1,171            --            --       1,171

Purchase of Treasury Shares      --          --          --         --            --       (10,330)           --     (10,330)

Unearned Stock Awards            --          --          --     (2,099)           --         2,099            --          --

ESOP Shares earned               --         116         376         --            --            --            --         492

Stock Awards earned              --          --          --        595            --            --            --         595

Tax benefit of stock awards      --           8          --         --            --            --            --           8

Change in unrealized
   appreciation
   (depreciation) on
   securities available
   for sale, net of tax          --          --          --         --            --            --           (50)        (50)

Cash dividends ($.30 per
   share)                        --          --          --         --        (1,197)           --            --      (1,197)
                            -------  -----------  ---------  ---------  --------------   ----------  -------------  --------

Balance at
  December 31, 1996             470      45,104      (3,196)    (1,504)       29,578        (8,231)           (4)     62,217

Net Income                       --          --          --         --           986            --            --         986

Purchase of Treasury Shares      --          --          --         --            --        (9,151)           --      (9,151)

ESOP Shares earned               --         247         376         --            --            --            --         623

Stock Awards earned              --          --          --        477            --            --            --         477

Tax Benefit of Stock Awards      --          69          --         --            --            --            --          69

Exercise of Stock Options        --          --          --         --            --             5            --           5

Change in unrealized
  appreciation
  (depreciation) on
  securities available
  for sale, net of tax           --          --          --         --            --            --             4           4

Cash dividends ($.32
  per share)                     --          --          --         --        (1,041)           --            --      (1,041)
                            -------  -----------  ---------  ---------  --------------   ----------  -------------  --------

Balance at December 31, 1997    470      45,420      (2,820)    (1,027)       29,523       (17,377)           --      54,189

Net Income                       --          --          --         --           900            --            --         900

ESOP Shares earned               --         177         188         --            --            --            --         365

Stock Awards earned              --          --          --        199            --            --            --         199

Tax Benefit of Stock Awards      --           6          --         --            --            --            --           6

Exercise of Stock Options        --          --          --         --            --           276            --         276

Tax Benefit
  of Stock Options exercised     --          75          --         --            --            --            --          75

Cash dividends ($.16 per
  share)                         --          --          --         --          (520)           --            --        (520)
                            -------  -----------  ---------  ---------  --------------   ----------  -------------  --------

Balance at June 30, 1998       $470     $45,678     ($2,632)    ($ 828)      $29,903      ($17,101)           --     $55,490
                            -------  -----------  ---------  ---------  --------------   ----------  -------------  --------
                            -------  -----------  ---------  ---------  --------------   ----------  -------------  --------

                                            FIRST MUTUAL BANCORP, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars in Thousands)
                                                    (Unaudited)

                                                                                Six Months Ended
                                                                       June 30, 1998        June 30, 1997
                                                                       -------------        -------------

Cash flows from operating activities
   Net Income                                                           $    900               $   517
   Adjustments to reconcile net income
         to net cash from operating activities
   Depreciation and amortization                                             360                   311
   Amortization of premiums and
         discounts on mortgaged-backed
         and investment securities, net                                       84                   105
   Amortization of Goodwill
         and Core Deposit Intangibles                                        355                   360
   ESOP Compensation Expense                                                 365                   285
   Stock Awards Expense                                                      199                   278
   Origination of loans held for sale                                    (26,886)               (6,217)
   Proceeds from sale of loans                                            26,468                 5,842
   Change in net deferred loan
         origination costs                                                    (1)                   23
   Change in deferred income taxes                                            63                    31
   Provision for loan losses                                                 320                   253
   Provision for losses on foreclosed real estate                             --                     2
   Net gain (loss) on sales of available-for-sale
         securities                                                           --                     8
   Net gain (loss) on sales of loans                                        (311)                  (84)
   Net gain (loss) on sale of foreclosed real estate                           5                    13
   Change in
         Accrued interest receivable                                         (32)                 (621)
         Cash surrender value of life insurance                              (82)                  (72)
         Other assets                                                       (173)                   23
         Accrued expenses and other liabilities                              306                 1,243
                                                                          ------                ------

   Net cash provided by (used in) operating activities                     1,940                 2,300

Cash flows from investing activities
   Net (increase) decrease in loans receivable                             6,708               (12,767)
   Proceeds from maturity of investment securities
         Held to Maturity                                                  8,000                 5,000
   Proceeds from maturity and sale of investments
          - Available for Sale                                                --                14,006
   Proceeds from redemption of
         Federal Home Loan Bank stock,                                        --                   851
   Purchase of investment securities
         - Held to Maturity                                               (1,001)              (25,366)
   Purchase of investments securities
         - Available for Sale                                             (5,023)              (24,047)

                                                                               Six Months Ended
                                                                      June 30, 1998        June 30, 1997
                                                                      -------------        -------------
Cash flows from investing activities (continued)

   Investments in
         Loans purchased                                                 $    --             ($  9,929)
         Federal Home Loan Bank stock                                        (26)                   --
         Premises and equipment                                              (63)               (2,830)
         Foreclosed real estate                                             (164)                  (19)
         Goodwill and core deposit intangibles                                --               (13,335)
   Net change in interest-bearing
         deposits with financial institutions                              4,295               (18,880)
   Proceeds from sales of foreclosed real estate                             373                    87
                                                                       ---------             ---------
   Net cash provided by (used in) investing activities                    13,099               (87,229)
                                                                                             ---------

Cash flows from financing activities
   Net increase (decrease) in deposits                                    (5,934)              126,628
   Net change in advances from
         Federal Home Loan Bank                                           (7,500)              (41,300)
   Proceeds from exercise of stock options                                   276                    --
   Proceeds from securities sold under
         agreements to repurchase                                             --                 8,000
   Net increase (decrease) in advances from
         borrowers for taxes and insurance                                     2                   (16)
   Purchase of Treasury Stock                                                 --                (9,151)
   Dividends paid                                                           (518)                 (572)
                                                                       ---------             ---------
   Net cash provided by (used in) financing activities                   (13,674)               83,589
                                                                       ---------             ---------

   Net increase (decrease) in cash and cash equivalents                    1,365                (1,340)
   Cash and cash equivalents at beginning of period                        4,612                 4,350
                                                                       ---------             ---------
Cash and cash equivalents at end of period                             $   5,977             $   3,010
                                                                       ---------             ---------
                                                                       ---------             ---------

   Supplemental disclosures of cash flow information
         Cash paid for
                  Interest                                             $   7,946             $   7,706
                  Income taxes (refunds)                                     429                  (149)

   Transfers from loans to real estate acquired
         through foreclosure                                                 353                   148

   Real Estate owned sales financed
         through loan origination                                            107                    --

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

The results of the interim period ended June 30, 1998 are not necessarily indicative of the results expected for the year ending December 31, 1998.

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

(3)  Earnings Per Share of Common Stock

Basic and diluted earnings per share for the quarter were computed by dividing net income by 3,179,206 and 3,318,327 respectively, the weighted average number of net shares of common stock outstanding during the three months ended June 30, 1998. There were 383,700 outstanding stock options June 30, 1998 at an exercise price of $11.75 per share.

A reconciliation of the numerators and denominators for earnings per common share computations for the periods ended June 30, 1998, and June 30, 1997 is presented below.


                                                   Six Months Ended                     Three Months Ended
                                            ----------------------------         -----------------------------------
                                            June 30, 1998  June 30, 1997             June 30, 1998     June 30, 1997
                                            -------------  -------------         -------------------  --------------
                                                              (In thousands except per share amounts)

Basic Earnings Per Share
   Net income                                   $900              $517                  $  516            $  436
                                            ---------          --------                 --------         -------
                                            ---------          --------                 --------         -------
   Weighted average common
         shares outstanding                    3,162             3,282                   3,179             3,137
                                            ---------          --------                 --------         -------
                                            ---------          --------                 --------         -------

   Basic Earnings Per Share                     $.28              $.16                  $  .16            $  .14
                                            ---------          --------                 --------         -------
                                            ---------          --------                 --------         -------

Earnings Per Share Assuming Dilution
   Net income                                   $900              $517                  $  516            $  436
                                            ---------          --------                 --------         -------
                                            ---------          --------                 --------         -------
   Weighted average common
         shares outstanding                    3,162             3,282                   3,179             3,137
   Add: dilutive effect of
         assumed exercises:
         Stock options                           135                80                     121                74
         Unearned stock awards                    20                17                      18                15
                                            ---------          --------                 --------         -------
   Weighted average common and
         dilutive common shares
         outstanding                          3,317             3,379                    3,318             3,226
                                            ---------          --------                 --------         -------
                                            ---------          --------                 --------         -------

   Diluted Earnings Per Share                  $.28              $.16                    $ .16            $  .14
                                            ---------          --------                 --------         -------
                                            ---------          --------                 --------         -------

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

Under a new accounting standard, Statement of Financial Accounting Standards No. 130, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale. Other comprehensive income is not material to the Company's financial condition, and therefore is not included as a disclosure in the financial statements.

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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition

Total assets decreased $11.9 million, or 3.0%, to $379.5 million at June 30, 1998, from $391.4 million at December 31, 1997.

Loans receivable (including loans held for sale) decreased $6.6 million, or 2.1%, to $302.7 million at June 30, 1998, from $309.3 million at December 31, 1997, primarily due to the excess of loan repayments versus loan originations during the quarter. Increased repayments resulted from the increased prepayment of mortgage loans due to the lower interest rate environment for mortgage loans during the period. Loan sales also increased during the current quarter as a result of the lower interest rate environment. The increase in loan sales was due to the increase in the origination of fixed rate mortgage loans available for sale, which borrowers typically prefer in a low interest rate environment.

Interest-bearing deposits with financial institutions and securities held-to-maturity and available for sale decreased $6.4 million, or 13.3%, to $41.6 million at June 30, 1998, from $48.0 million at December 31, 1997. The decrease was primarily due to the decrease in deposits and advances from the Federal Home Loan Bank during the period.

Total Deposits decreased $5.9 million, or 1.8%, to $314.1 million at June 30, 1998, from $320.0 million at December 31, 1997. The decrease in deposits was primarily due to the migration of deposits by customers to other investment products as a result of the lower interest rate environment.

Advances from the Federal Home Loan Bank decreased $7.5 million, or 60%, to $5,000,000 at June 30, 1998, from $12.5 million at December 31, 1997. The decrease was due to the maturity of $7.0 million in term advances during the period.

Non-performing assets were $1.3 million as of June 30, 1998, compared to $1.6 million as of December 31, 1997. The following table sets forth the amounts and categories of non-performing assets.

                                                     June 30, 1998                            December 31, 1997
                                                     -------------                           -------------------
                                                                       (Dollars in Thousands)
Non-performing Loans:
   One to four family                                  $  855                                      $1,235
   Consumer                                               208                                         231
   Commercial Real Estate                                 141                                          60
                                                       ------                                      ------

   Total                                                1,204                                      $1,526

Total Repossessed Assets                                    4                                          37

Total Real Estate Owned                                    62                                          29
                                                       ------                                      ------

Total Non-performing Assets                            $1,270                                      $1,592
                                                       ------                                      ------
                                                       ------                                      ------

Total Non-performing Loans
  as a percentage of net loans
  receivable                                             .40%                                        .49%

Total Non-performing Assets
  as a percentage of total assets                        .33%                                        .41%

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, funds received from the sale, amortization, and prepayment of loans, advances from the Federal Home Loan Bank, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company also borrows funds from the Federal Home Loan Bank based on need, comparative costs, and availability at the time. Assets of the Company qualifying for regulatory liquidity totalled $41.3 million at June 30, 1998.

As of June 30, 1998, the Company had total equity capital of $55.5 million and the Bank had total equity capital of $52.7 million. All the minimum levels of regulatory capital required by the Federal Reserve Board for the Company and the Federal Deposit Insurance Corporation for the Bank were met.

Results of Operations

General. Net income for the three months ended June 30, 1998, was $516,000 compared to $436,000 for the same period in 1997. The increase was primarily due to the increase in non-interest income of $218,000, or 52.8%, and the increase in net interest income of $94,000, or 3.3%. These were partially offset by the increase in income taxes of $97,000 or 47.1%, the increase in non-interest expense of $88,000, or 3.4%, and the increase in the provision for loan losses of $47,000, or 50.5%. The increase in non-interest income was due primarily to the increase in the gains on sale of loans resulting from the lower interest rate environment. The increase in net interest income was due primarily to the increase in the yield on earning assets versus the earlier period.

Net income for the six months ended June 30, 1998 was $900,000 compared to $517,000 for the same period in 1997. The increase was primarily due to the increase in non-interest income of $434,000, or 56.7% to $1.2 million in 1997 versus $766,000 in the earlier period. The increase was also due to the decrease in non-interest expense of $181,000, or 3.3%, and the increase in net interest income of 209,000, or 3.7%. These were partially offset by the increase in income taxes of $374,000, or 227.7% and the increase in the provision for loan losses of $67,000, or 26.5%. The increase in non-interest income was due primarily to the increase in the gains on sales of loans resulting from the lower interest rate environment. The increase in net interest income was due primarily to the increase in the yield on earning assets versus the earlier period.

Interest Income.  Interest income for the three months ended June
30, 1998 decreased $.3 million, or 4.2%, to $6.9 million from

$7.2 million in the earlier period. The decrease was primarily the result of the decrease in average earning assets to $354.9 million from $385.3 million in the earlier period. Average earning assets decreased primarily as a result of the decrease in average paying liabilities during the period. This was partially offset by the increase in the average yield on earning assets to 7.77% from 7.51% in the earlier period.

Interest income for the six months ended June 30, 1998, decreased $.7 million, or 4.8%, to $13.8 million from $14.5 million in the earlier period. The decrease was primarily due to the decrease in average earning assets to $357.1 million from $391.7 million in the earlier period. Average earning assets decreased primarily as a result of the decrease in average paying liabilities during the period. This was partially offset by the increase in the average yield on earning assets to 7.74% from 7.39% in the earlier period.

Interest Expense. Interest expense for the three months decreased $.5 million, or 11.4%, to $3.9 million from $4.4 million in the earlier period resulting primarily from the decrease in average paying liabilities to $325.0 million from $358.4 million in the earlier period. The cost of the average interest paying liabilities also decreased to 4.83% from 4.87% in the earlier period.

Interest expense for the six months decreased $.9 million, or 10.2%, to $7.9 million from $8.8 million in the earlier period resulting primarily from the decrease in average paying liabilities to $328.0 million from $362.0 million in the earlier period. The cost of the average paying liabilities also decreased to 4.81% form 4.84% in the earlier period.

Net Interest Income. Net interest income increased $94,000, or 3.3%, during the current three-month period versus the earlier three-month period. The increase was primarily due to the increase in the net interest rate spread, which increased to 2.94% from 2.64% in the earlier period.

Net interest income increased $209,000, or 3.7%, during the current six-month period versus the earlier six-month period. The increase was primarily due to the increase in the interest rate spread which increased to 2.93% from 2.55% in the earlier period.

Provision for Loan Losses. The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio including commercial real estate and commercial business loans, the Bank's past loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of underlying loan collateral, current and to a lesser extent, expected future economic conditions. During the three months ended June 30, 1998, a $140,000 provision for loan losses was recorded primarily as a result of changes in the loan portfolio mix, especially the increase in commercial and consumer loans, and to the net charge-offs incurred during the period. Bank management made a $93,000 provision to the allowance for loan losses for the same period in 1997. The Bank's ratio of allowance for loan losses to non-performing loans was 121.84% at June 30, 1998, compared to 93.77% at December 31, 1997, primarily due to the decrease in non-performing loans to $1.2 million at June 30, 1998, compared to $1.5 million at December 31, 1997.

During the six months ended June 30, 1998 a $320,000 provision for loan losses was recorded primarily as a result of changes in the loan portfolio mix, especially the increase in commercial and consumer loans, and to the net charge-offs incurred during the period. Bank management made a $253,000 provision to the allowance for loan losses for the same period in 1997.

Non-Interest Income. Non-interest income, consisting primarily of service charges and fees on loans and deposit accounts, net gain on sale of mortgage loans, investment sales commissions, and loan servicing fees increased $218,000, or 52.8%, for the three-month period ended June 30, 1998, as compared to the earlier three-month period. The increase was primarily due to the increases in the gain on sale of loans of $100,000, or 212.8%, deposit service fee income of $42,000, or 22.7%, and investment sales commissions of $41,000, or 75.9%.

Non-interest income increased $434,000, or 56.7%, for the six-month period ended June 30, 1998, as compared to the earlier six-month period. The increase was primarily due to the increases in the gain on sale of loans of $226,000, or 269.0% and deposit service fee income of $104,000, or 30.6%

Non-Interest Expense. Non-interest expense, consisting primarily of employee compensation and benefits, premises and equipment expenses, federal deposit insurance premiums, data processing, advertising and promotion, amortization of goodwill and core deposit intangibles, and other miscellaneous items increased $88,000, or 3.4%, for the three-month period ended June 30, 1998, as compared to the earlier three-month period in 1997. The increase was primarily due to the increases in compensation and benefits of $123,000, or 9.4%, and amortization of goodwill and core deposit intangibles of $57,000, or 48.3%.

Non-interest expense decreased $181,000, or 3.3% for the six-month period ended June 30, 1998, as compared to the earlier six-month period in 1997. The decrease was primarily due to the decreases in advertising and promotion of $149,000, or 55.6%, and printing, postage, stationery, and supplies of $65,000, or 27.5%.

Income Tax Expenses. Income tax expenses increased $97,000, or 47.1%, for the three-month period ended June 30, 1998 as compared to the earlier period in 1997. The increase was primarily due to the increase in earnings before taxes to $819,000 from $642,000 in the earlier period.

Income tax expenses increased $374,000, or 226.7%, for the six-month period in 1998 compared to the earlier six-month period in 1997. The increase was primarily due to the increase in earnings before taxes to $1,439,000 from $682,000 in the earlier period.

Year 2000. The Company has conducted a review of its computer systems to review the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. A budget amount of $166,500 has been initially established for computer hardware and software costs plus other related expenses in connection with the implementation plan. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. For example, programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and by converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market
Risk

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of March 31, 1998 based on the information and assumptions set forth in the notes. The Company believes that the assumptions utilized are reasonable. The Company had no derivative financial instruments, or trading portfolio, as of March 31, 1998. The expected maturity date values for loans receivable and investment securities were calculated by adjusting the instrument's contractual maturity date for expectations of prepayments, as set forth in the notes. Similarly, expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding as set forth in the notes. With respect to the Company's adjustable rate instruments, expected maturity date values were measured by adjusting the instrument's contractual maturity date for expectations of prepayments, as set forth in the notes. From a risk management perspective, however, the Company believes that repricing dates, as opposed to expected maturity dates, may be a more relevant metric in analyzing the value of such instruments. Company borrowings were tabulated by contractual maturity dates.

The Company believes the March 31, 1998 table presented also represents a reasonable estimate of this information as of June 30, 1998.

In preparing the table, it has been assumed that: (i) adjustable rate mortgage loans on one- to four-family residences will repay at a rate of 15% per year;
(ii) fixed rate mortgage loans on one- to four-family residences with terms to maturity of 10 years or less will repay at a rate of 13% per year; (iii) fixed rate first mortgage loans on one-to four-family residential properties with remaining terms to maturity of over 10 years will prepay annually as follows:


                                            Prepayment
                                            Assumption                                       Over
Interest Rate:                              10 to 20 years                                   20 years
-------------                               --------------                                   --------

8% or less                                       13%                                           11%
8.01% to 10%                                     20%                                           19%
10.01 to 12%                                     19%                                           19%
12.01 to 14%                                     19%                                           19%
14.01% and over                                  19%                                           19%

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

                          Principal Amount Maturing in:

                                                     4/1/98      4/1/99-      4/1/01-                                    Fair value
(Dollars in Thousands)                            - 3/31/99      3/31/01      3/31/03    Thereafter            Total        3/31/98
                                                   --------     --------     --------     --------           --------    ----------
Rate-sensitive assets:
Fixed-interest-rate loans
  Residential 1-4 family real estate               $ 21,749     $ 25,401     $ 17,884     $ 29,212           $ 94,246     $ 95,432
  Average interest rate                                7.94%        7.57%        7.53%        7.45%              7.61%
  Multifamily and commercial real estate              2,823        2,454          787          209              6,273        6,524
  Average interest rate                                8.32%        8.39%        8.39%        8.61%              8.37%
  Commercial business loans                           3,409        1,364          531          229              5,533        5,526
  Average interest rate                                8.54%        9.02%        9.04%        9.61%              8.75%
  Consumer loans                                     18,789       19,865        5,782          696             45,132       45,480
  Average interest rate                                9.11%        9.06%        9.01%       10.34%              9.09%

Variable-interest-rate loans
  Residential 1-4 family real estate               $ 15,206     $ 24,258     $ 18,156     $ 43,007           $100,627     $100,825
  Average interest rate                                7.71%        7.72%        7.72%        7.72%              7.72%
  Multifamily and commercial real estate              6,857        8,986        7,292       21,834             44,969       44,732
  Average interest rate                                8.47%        8.44%        8.46%        8.43%              8.44%
  Commercial business loans                           6,893          614           19           --              7,526        7,526
  Average interest rate                                9.15%        8.96%       10.53%          --               9.14%
  Consumer loans                                        950        1,313          696           --              2,959        2,959
  Average interest rate                                9.68%        8.83%        8.76%          --               9.09%

Fixed-interest-rate securities
(including interest bearing deposits)              $ 35,894     $ 15,161           --           --           $ 51,055     $ 51,236
  Average interest rate                                5.66%        6.17%          --           --               5.81%

Rate-sensitive liabilities:
Non-interest bearing checking                      $  3,852     $  2,873     $  1,120     $    716        $     8,561     $  8,561
Average interest rate                                    --           --           --           --                 --           --
NOW and super NOW accounts                           26,120        4,815        3,181        6,192             40,308       40,308
Average interest rate                                  2.76%        2.76%        2.76%        2.76%              2.76%
Passbook saving accounts                             14,373        1,306          944        2,457             19,080       19,080
Average interest rate                                  2.46%        2.46%        2.46%        2.46%              2.46%
Money Market accounts                                25,974        5,729        2,233        1,427             35,363       35,363
Average interest rate                                  4.25%        4.25%        4.25%        4.25%              4.25%
Certificate of deposit accounts                     133,709       69,238       13,503           59            216,509      217,679
Average interest rate                                  5.43%        5.95%        6.06%        5.42%              5.63%
FHLB advances                                         7,500        2,000           --           --              9,500        9,505
Average interest rate                                  6.58%        6.71%          --           --               6.60%

Recent Developments

On July 2, 1998, First Mutual Bancorp, Inc. and Union Planters Corporation, a Tennessee Corporation ("UPC") entered into an agreement and Plan of Reorganization, pursuant to which First Mutual will be acquired by Union Planters Corporation through the merger of First Mutual with and into Union Planters Holding Corporation, a Tennessee Corporation and wholly owned subsidiary of UPC ("Holding Company"). Holding Company will be the surviving entity following the merger.

The parties currently anticipate that the merger will close prior to December 31, 1998. Nevertheless, the consummation of the merger is subject to certain preconditions and the non-occurrence of certain events, including, among others, the approval of First Mutual stockholders and the receipt of required regulatory approvals.

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

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders was held at the Decatur Club, 158 West Prairie, Decatur, Illinois on
         April 23, 1998.

         C. Robert Chastain, Richard L. Jacobs, and Glen J. Whitney were elected directors for terms of three years. There were 2,961,787 votes for and 38,696 votes withheld for C. Robert Chastain; 2,961,487 votes for and 38,996 votes withheld for Richard L. Jacobs; and 2,961,487 votes for and 38,996 votes withheld for Glen J. Whitney. Directors Roy M. Ousley, Robert
         D. Nichols, Paul K. Reynolds, and Jon D. Robinson continue in office. Subsequent to the annual meeting, Director Glen J. Whitney died on July 18, 1998.

         The appointment of Crowe, Chizek and Company LLP as auditors for the Company for the year ending December 31, 1998, was ratified.

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Form 8K (Report dated July 2, 1998). On July 2, 1998, First Mutual Bancorp, Inc. and Union Planters Corporation, a Tennessee Corporation ("UPC"), entered into an Agreement and Plan of Reorganization, pursuant to which First Mutual will be acquired by Union Planters Corporation through the merger of First Mutual with and into Union Planters Holding Corporation, a Tennessee Corporation and wholly owned subsidiary of UPC ("Holding Company"). Holding Company will be the surviving entity following the merger.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FIRST MUTUAL BANCORP, INC.
                                (Registrant)


Date:                     By:   /s/ Paul K. Reynolds
                                ---------------------------------
                                Paul K. Reynolds, President
                                and Chief Executive Officer


Date:                     By:   /s/ G. Lynn Brinkman
                                ---------------------------------
                                G. Lynn Brinkman, Vice President
                                Secretary, Treasurer and
                                Chief Financial Officer