Form 10-Q
period 1998-09-30
FIRST MUTUAL BANCORP INC
filed 1998-11-13
CIK 934738

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998

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

       ------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


         Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X            No
             ---              ---
         Yes  X            No
             ---              ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 3,530,570 shares of the Registrant's common stock outstanding as of September 30, 1998. Included were 253,800 unearned ESOP shares.

                          FIRST MUTUAL BANCORP, INC.

                                    INDEX

                                                                                                 Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements...........................................................  1

                  Consolidated Statements of Financial Condition as of
                           September 30, 1998, and December 31, 1997.............................  2

                  Consolidated Statements of Income for the Three and Nine Months Ended
                           September 30, 1998 and 1997...........................................  3

                  Consolidated Statements of Changes in Stockholders' Equity for the
                           Nine Months Ended September 30, 1998..................................  4

                  Consolidated Statements  of Cash Flows for the Nine Months Ended
                           September 30, 1998 and 1997 ..........................................  5

                  Notes to Consolidated Financial Statements.....................................  7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................... 11

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................... 18


PART II.  OTHER INFORMATION...................................................................... 21


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                            FIRST MUTUAL BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (DOLLARS IN THOUSANDS, except per share data)
                                   (UNAUDITED)

                                                                                       September 30, 1998  December 31, 1997
                                                                                       ------------------  -----------------
ASSETS
   Cash and cash equivalents                                                                $     4,410    $     4,612
   Interest-bearing deposits with financial institutions                                         12,694         13,993
   Securities held to maturity
     (Estimated fair value: September 30, 1998 $24,448)
     (Estimated fair value: December 31, 1997 $34,167)                                           24,124         33,976
   Securities available for sale                                                                  6,148             17
   Loans held for sale                                                                            2,025          2,057
   Loans receivable, net                                                                        293,525        307,237
   Federal Home Loan Bank stock                                                                   2,374          2,349
   Accrued interest receivable                                                                    2,272          2,194
   Foreclosed real estate, net of allowance for losses                                               92             29
   Premises and equipment                                                                         6,505          6,896
   Cash surrender value of life insurance                                                         3,404          3,496
   Goodwill and core deposit intangibles                                                         12,111         12,643
   Other assets                                                                                   1,673          1,940
                                                                                             ----------     ----------
TOTAL ASSETS                                                                                $   371,357    $   391,439
                                                                                             ----------     ----------
                                                                                             ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                                                                 $   309,410    $   320,031
   Advances from borrowers for taxes and insurance                                                  553          1,344
   Advances from Federal Home Loan Bank                                                           2,000         12,500
   Accrued expenses and other liabilities                                                         3,321          3,375
                                                                                             ----------     ----------
TOTAL LIABILITIES                                                                               315,284        337,250

STOCKHOLDERS' EQUITY
   Common Stock $.10 par value;
     8,000,000 shares authorized;
     issued 4,700,000 shares                                                                        470            470
   Additional paid in capital                                                                    45,758         45,420
   Unearned ESOP shares                                                                          (2,538)        (2,820)
   Unearned stock awards                                                                           (688)        (1,027)
   Retained earnings, substantially restricted                                                   30,163         29,523
   Treasury Stock at cost - 1,192,930 shares (Dec. 31, 1997)
     -- 1,169,430 shares (September 30, 1998)                                                   (17,101)       (17,377)
   Unrealized appreciation (depreciation) on
      securities available for sale, net of tax                                                       9           --
                                                                                             ----------     ----------
TOTAL STOCKHOLDERS' EQUITY                                                                       56,073         54,189
                                                                                             ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $   371,357    $   391,439
                                                                                             ----------     ----------
                                                                                             ----------     ----------
Number of Shares Outstanding, including Unearned
   ESOP Shares                                                                                3,530,570      3,507,070

Book Value Per Share                                                                        $     15.88    $     15.45

                           FIRST MUTUAL BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, except per share data)
                                   (UNAUDITED)


                                                          Nine Months Ended                      Three Months Ended
                                                          -----------------                      ------------------
                                           September 30,  1998    September 30, 1997    September  30, 1998   September  30, 1997
                                           -------------------    ------------------    -------------------   -------------------
Interest Income
   Loans receivable
      First mortgage loans                    $    14,193          $    14,325           $     4,617           $     4,852
      Consumer and other loans                      3,165                3,037                 1,043                 1,091
      Commercial loans                                913                  649                   333                   227
   Investment securities                            1,485                2,367                   480                   785
   Other interest-earning assets                      805                1,258                   273                   208
                                               ----------           ----------            ----------            ----------
   Total Interest Income                           20,561               21,636                 6,746                 7,163

Interest Expense
   Deposits                                        11,306               11,989                 3,746                 3,989
   Federal Home Loan Bank advances
      and other interest charges                      404                1,056                    80                   305
                                               ----------           ----------            ----------            ----------
   Total Interest Expense                          11,710               13,045                 3,826                 4,294
                                               ----------           ----------            ----------            ----------
Net Interest Income                                 8,851                8,591                 2,920                 2,869

Provision for loan losses                             431                  396                   111                   143
                                               ----------           ----------            ----------            ----------
Net Interest Income after provision
   for loan losses                                  8,420                8,195                 2,809                 2,726

Noninterest income
   Gain (loss) on sales of loans                      426                  160                   116                    76
   Deposit service fee income                         679                  565                   235                   225
   Loan servicing fees                                 79                   88                    30                    29
   Investment sales commissions                       203                  123                    53                    31
   Gain on recovery from
      worthless securities                            312                   --                   312                    --
   Other                                              408                  289                   161                    98
                                               ----------           ----------            ----------            ----------
     Total noninterest income                       2,107                1,225                   907                   459

Noninterest expense
   Compensation and benefits                        4,334                4,286                 1,473                 1,463
   Occupancy and equipment                          1,040                  995                   352                   339
   FDIC deposit insurance premium                      97                  101                    32                    35
   Advertising and promotion                          190                  409                    71                   141
   Data processing                                    615                  599                   190                   181
   Printing, postage, stationery,
     and supplies                                     260                  352                    89                   116
   Net expense on foreclosed
     real estate operations                             7                    7                     2                     4
   Net gain (loss) on sale of real estate
     owned including provisions
     for losses                                         5                    5                    --                   (11)
   Amortization of goodwill
     and core deposit intangibles                     532                  539                   177                   179
   Other                                            1,161                1,047                   483                   340
                                               ----------           ----------            ----------            ----------
     Total noninterest expense                      8,241                8,340                 2,869                 2,787
                                               ----------           ----------            ----------            ----------
Income before income taxes                          2,286                1,080                   847                   398

Income taxes                                          866                  292                   327                   127
                                               ----------           ----------            ----------            ----------
Net income                                    $     1,420           $      788           $       520           $       271
                                               ----------           ----------            ----------            ----------
                                               ----------           ----------            ----------            ----------
Average Number of Shares Outstanding
   for calculating:
     Basic Earnings per share                   3,175,071            3,221,149             3,200,241            3,100,774
     Diluted Earnings per share                 3,317,886            3,321,602             3,318,850            3,209,524
Earnings  Per Common Share
     Basic                                    $       .44          $       .25           $       .16          $       .09
     Diluted                                  $       .43          $       .24           $       .15          $       .08


                           FIRST MUTUAL BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                           Unrealized
                                                                                                           Appreciation
                                                                                  Retained                 (Depreciation)
                                                Additional  Unearned   Unearned   Earnings -               on Securities
                                     Common     Paid        ESOP       Stock     Substantially  Treasury   Available
                                     Stock      in Capital  Shares     Awards     Restricted    Stock      For Sale      Total
                                      --------  ---------   --------   -------     --------     --------   ----------   --------
Balance at January 1, 1996            $    470   $ 44,980   ($ 3,572)   $   --      $ 29,604    $   --      $     46    $ 71,528

Net Income                                --         --         --          --         1,171        --          --         1,171

Purchase of Treasury Shares               --         --         --          --          --       (10,330)       --       (10,330)

Unearned Stock Awards                     --         --         --        (2,099)       --         2,099        --          --

ESOP Shares earned                        --          116        376        --          --          --          --           492

Stock Awards earned                       --         --         --           595        --          --          --           595

Tax benefit of stock awards               --            8       --          --          --          --          --             8

Change in unrealized appreciation
   (depreciation) on securities
   available for sale, net of tax--       --         --         --          --          --          --           (50)        (50)

Cash dividends ($.30 per share)           --         --         --          --          --          --        (1,197)
                                        ------     ------     ------      ------     -------      ------      ------      -------
Balance at December 31, 1996               470     45,104     (3,196)     (1,504)     29,578      (8,231)         (4)     62,217

Net Income                                --         --         --          --           986        --          --           986

Purchase of Treasury Shares               --         --         --          --          --        (9,151)       --        (9,151)

ESOP Shares earned                        --          247        376        --          --          --          --           623

Stock Awards earned                       --         --         --           477        --          --          --           477

Tax Benefit of Stock Awards               --           69       --          --          --          --          --            69

Exercise of Stock Options                 --         --         --          --          --             5        --             5

Change in unrealized appreciation
  (depreciation) on securities
  available for sale, net of tax --       --         --         --          --          --             4           4

Cash dividends ($.32 per share)           --         --         --          --        (1,041)       --          --        (1,041)
                                        ------     ------     ------      ------     -------      ------      ------      -------
Balance at December 31, 1997               470     45,420     (2,820)     (1,027)     29,523     (17,377)       --        54,189

Net Income                                --         --         --          --         1,420        --          --         1,420

ESOP Shares earned                        --          243        282        --          --          --          --           525

Stock Awards earned                       --         --         --           339        --          --          --           339

Tax Benefit of Stock Awards               --           20       --          --          --          --          --            20

Exercise of Stock Options                 --         --         --          --          --           276        --           276

Tax Benefit
  of Stock Options exercised              --           75       --          --          --          --          --            75

Change in unrealized appreciation
   (depreciation) on securities
   available for sale, net of tax         --         --         --          --          --          --             9           9

Cash dividends ($.24 per share)           --         --         --          --          (780)       --          --          (780)
                                        ------     ------     ------      ------     -------      ------      ------      -------
Balance at September 30, 1998         $    470   $ 45,758   ($ 2,538)   ($   688)   $ 30,163    ($17,101)   $      9    $ 56,073
                                        ------     ------     ------      ------     -------      ------      ------      -------
                                        ------     ------     ------      ------     -------      ------      ------      -------

                                            FIRST MUTUAL BANCORP, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars in Thousands)
                                                    (Unaudited)

                                                                    Nine Months Ended
                                                     September 30, 1998         September 30, 1997
                                                     ------------------         ------------------
Cash flows from operating activities
   Net Income                                            $  1,420                   $    788
   Adjustments to reconcile net income
         to net cash from operating activities
   Depreciation and amortization                              534                        471
   Amortization of premiums and
         discounts on mortgaged-backed
         and investment securities, net                       121                        157
   Amortization of Goodwill
         and Core Deposit Intangibles                         532                        540
   ESOP Compensation Expense                                  525                        434
   Stock Awards Expense                                       339                        378
   Origination of loans held for sale                     (33,781)                   (12,010)
   Proceeds from sale of loans                             34,240                     11,363
   Change in net deferred loan
         origination costs                                     (3)                        24
   Change in deferred income taxes                            101                         75
   Provision for loan losses                                  431                        396
   Provision for losses on foreclosed real estate              --                          3
   Net gain (loss) on sales of available-for-sale
         securities                                            --                          8
   Net gain (loss) on sales of loans                         (426)                      (160)
   Net gain (loss) on sale of foreclosed real estate            5                          1
   Change in
         Accrued interest receivable                          (78)                      (547)
         Cash surrender value of life insurance                91                        (42)
         Other assets                                         118                       (138)
         Accrued expenses and other liabilities                39                      1,094
                                                           ------                     ------
   Net cash provided by (used in) operating activities      4,208                      2,835

Cash flows from investing activities
   Net (increase) decrease in loans receivable             13,003                    (14,550)
   Proceeds from maturity of investment securities
         Held to Maturity                                  11,750                      7,750
   Proceeds from maturity and sale of investments
          - Available for Sale                                 --                     21,006
   Proceeds from redemption of
         Federal Home Loan Bank stock,                         --                        851
   Purchase of investment securities
         - Held to Maturity                                (2,007)                   (25,365)
   Purchase of investments securities
         - Available for Sale                              (6,128)                   (27,042)



                                                                  Nine Months Ended
                                                      September 30, 1998       September 30, 1997
                                                      ------------------       ------------------
Cash flows from investing activities (continued)

   Investments in
         Loans purchased                                  $      --                ($  9,929)
         Federal Home Loan Bank stock                           (26)                      --
         Premises and equipment                                (101)                  (3,051)
         Foreclosed real estate                                (179)                     (29)
         Goodwill and core deposit intangibles                   --                  (13,335)
         Cash surrender value of insurance                       --                     (200)
   Net change in interest-bearing
         deposits with financial institutions                 1,300                   (7,423)
   Proceeds from sales of foreclosed real estate                393                      236
                                                            -------                  -------
   Net cash provided by (used in) investing activities       18,005                  (71,081)

Cash flows from financing activities
   Net increase (decrease) in deposits                      (10,621)                 119,939
   Net change in advances from
         Federal Home Loan Bank                             (10,500)                 (48,300)
   Proceeds from exercise of stock options                      276                       --
   Proceeds from securities sold under
         agreements to repurchase                              --                      7,000
   Net increase (decrease) in advances from
         borrowers for taxes and insurance                     (792)                    (755)
   Purchase of Treasury Stock                                  --                     (9,151)
   Dividends paid                                              (778)                    (827)
                                                            -------                  -------
   Net cash provided by (used in) financing activities      (22,415)                  67,906
                                                            -------                  -------
   Net increase (decrease) in cash and cash equivalents        (202)                    (340)
   Cash and cash equivalents at beginning of period           4,612                    4,350
                                                            -------                  -------
Cash and cash equivalents at end of period                $   4,410                $   4,010
                                                            -------                  -------
                                                            -------                  -------
   Supplemental disclosures of cash flow information
         Cash paid for
                  Interest                                $  12,051                $  12,137
                  Income taxes (refunds)                        609                      (55)

   Transfers from loans to real estate acquired
         through foreclosure                                    388                      166

   Real Estate owned sales financed
         through loan origination                               107                       --


                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  Basis of Presentation

The financial information of First Mutual Bancorp, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, First Mutual Bank, S.B. (the "Bank"), and the Bank's wholly-owned subsidiary, First Mutual Corporation, which provides investment and insurance services. All significant intercompany transactions and balances are eliminated in consolidation.

The financial information has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of the interim periods ended September 30, 1998 are not necessarily indicative of the results expected for the year ending December 31, 1998.

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

(2)  Conversion

On June 30, 1995, the Bank converted from a state-chartered mutual savings bank to a state-chartered stock savings bank. The Bank issued all of its common stock to the Company and at the same time the Company issued 4,700,000 shares of common stock at $10.00 per share to the ESOP, certain depositors of the Bank, and certain members of the general public, all pursuant to a plan of conversion (the "Conversion").

The ESOP purchased 376,000 shares of common stock representing 8% of the total issued shares at a price of $10.00 per share. The ESOP borrowed $3,760,000 from the Company to purchase the stock using the stock as collateral for the loan. The loan is to be repaid principally from the Bank's contributions to the ESOP over a period of up to 10 years.

(3)  Acquisition by Union Planters Corporation

On July 2, 1998, the Company and Union Planters Corporation, a Tennessee Corporation ("UPC") entered into an Agreement and Plan of Reorganization, pursuant to which First Mutual will be acquired by UPC through the merger of the Company with and into Union Planters Holding Corporation, a Tennessee Corporation and wholly owned subsidiary of UPC ("Holding Company"). Holding Company will be the surviving entity following the merger.

The parties currently anticipate that the merger will close prior to December 31, 1998. Nevertheless, the consummation of the merger is subject to certain preconditions and the non-occurrence of certain events, including, among others, the approval of Company stockholders and the receipt of required regulatory approvals.

(4)  Earnings Per Share of Common Stock

Basic and diluted earnings per share for the quarter were computed by dividing net income by 3,200,241 and 3,318,850 respectively, the weighted average number of net shares of common stock outstanding during the three months ended September 30, 1998. There were 383,700 outstanding stock options at September 30, 1998 at an exercise price of $11.75 per share.

A reconciliation of the numerators and denominators for earnings per common share computations for the periods ended September 30, 1998, and September 30, 1997 is presented below.


                                                Nine Months Ended                            Three Months Ended
                                                -----------------                            ------------------
                                        September 30, 1998  September 30, 1997     September 30, 1998    September 30, 1997
                                        ------------------  ------------------     ------------------    ------------------
                                                              (In thousands except per share amounts)
Basic Earnings Per Share
   Net income                             $1,420                $  788                 $  520                 $  271
                                          ------                ------                 ------                 ------
                                          ------                ------                 ------                 ------
   Weighted average common
         shares outstanding                3,175                 3,221                  3,200                  3,101
                                          ------                ------                 ------                 ------
                                          ------                ------                 ------                 ------
   Basic Earnings Per Share               $  .44                $  .25                 $  .16                 $  .09
                                          ------                ------                 ------                 ------
                                          ------                ------                 ------                 ------
Earnings Per Share Assuming Dilution
   Net income                             $1,420                $  788                 $  520                 $  271
                                          ------                ------                 ------                 ------
                                          ------                ------                 ------                 ------
   Weighted average common
         shares outstanding                3,175                 3,221                  3,200                  3,101
   Add: dilutive effect of
         assumed exercises:
         Stock options                       125                    84                    106                     92
         Unearned stock awards                18                    17                     13                     17
                                          ------                ------                 ------                 ------
   Weighted average common and
         dilutive common shares
         outstanding                       3,318                 3,322                  3,319                  3,210
                                          ------                ------                 ------                 ------
                                          ------                ------                 ------                 ------
   Diluted Earnings Per Share             $  .43                $  .24                 $  .15                 $  .08
                                          ------                ------                 ------                 ------
                                          ------                ------                 ------                 ------

(4)  Accounting Changes

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. This Statement will have no effect on the Company.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition

Total assets decreased $20.0 million, or 5.1%, to $371.4 million at September 30, 1998, from $391.4 million at December 31, 1997.

Loans receivable (including loans held for sale) decreased $13.7 million, or 4.4%, to $295.6 million at September 30, 1998, from $309.3 million at December 31, 1997, primarily due to the excess of loan repayments versus loan originations during the nine-month period. Increased repayments resulted from the increased prepayment of mortgage loans due to the lower interest rate environment for mortgage loans during the period. Loan sales also increased during the period as a result of the lower interest rate environment. The increase in loan sales was due to the increase in the origination of fixed rate mortgage loans available for sale, which borrowers typically prefer in a low interest rate environment.

Securities, including both those held to maturity and available for sale decreased $3.7 million, or 10.9%, to $30.3 million at September 30, 1998, from $34.0 million at December 31, 1997.

Total deposits decreased $10.6 million, or 3.3%, to $309.4 million at September 30, 1998, from $320.0 million at December 31, 1997. The decrease in deposits was primarily due to the migration of deposits by customers to other investment products as a result of the lower interest rate environment.

Advances from the Federal Home Loan Bank decreased $10.5 million, to $2.0 million at September 30, 1998, from $12.5 million at December 31, 1997, as a result of maturing FHLB term advances.

Non-performing assets were $1.3 million as of September 30, 1998, compared to $1.6 million as of December 31, 1997. The following table sets forth the amounts and categories of non-performing assets.


                              September 30, 1998     December 31, 1997
                              ------------------     -----------------
                                        (Dollars in Thousands)

Non-performing Loans (1):
   One to four family               $  727                $1,235
   Consumer                            299                   231
   Commercial Real Estate              159                    60
                                    ------                ------
   Total                            $1,185                $1,526

Total Repossessed Assets                31                    37

Total Real Estate Owned                 92                    29
                                    ------                ------
Total Non-performing Assets         $1,308                $1,592
                                    ------                ------
                                    ------                ------
Total Non-performing Loans
  as a percentage of net loans
  receivable                           .40%                  .49%

Total Non-performing Assets
  as a percentage of total
  assets                               .35%                  .41%


(1) Includes non-accrual loans, restructured loans, and loans past due 90 days or more and accruing interest.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, funds received from the sale, amortization, and prepayment of loans, advances from the Federal Home Loan Bank, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company also borrows funds from the Federal Home Loan Bank based on need, comparative costs, and availability at the time. Assets of the Company qualifying for regulatory liquidity totalled $45.7 million at September 30, 1998.

As of September 30, 1998, the Company had total equity capital of $56.1 million and the Bank had total equity capital of $53.5 million. All the minimum levels of regulatory capital required by the Federal Reserve Board for the Company and the Federal Deposit Insurance Corporation for the Bank were met.

Results of Operations

General. Net income for the three months ended September 30, 1998, was $520,000 compared to $271,000 for the same period in 1997. The increase was primarily due to the increase in non-interest income of $448,000, or 97.6%; the increase in net interest income of $51,000, or 1.8%; and the decrease in the provision for loan losses of $32,000, or 22.4%. These were partially offset by the increase in income taxes of $200,000 or 157.5%, and the increase in non-interest expense of $82,000, or 2.9%. The increase in non-interest income was due primarily to the $312,000 gain on the recovery from investment securities previously written off as uncollectible in a prior year.

Net income for the nine months ended September 30, 1998 was $1,420,000 compared to $788,000 for the same period in 1997. The increase was primarily due to the increase in non-interest income of $.9 million, or 75.0%, to $2.1 million in 1998 versus $1.2 million in the earlier period. The increase was also due to the increase in net interest income of $.3 million, or 3.5% to $8.9 million in 1998 versus $8.6 million in the earlier period, and to the decrease in non-interest expense of $.1 million, or 1.2%, to $8.2 million in 1998 versus $8.3 million in the earlier period. These were partially offset by the increase in income taxes of $.6 million, or 200%, to $.9 million in 1998 versus $.3 million in 1997.

Interest Income. Interest income for the three months ended September 30, 1998 decreased $.5 million, or 6.9%, to $6.7 million from $7.2 million in the earlier period. The decrease was primarily the result of the decrease in average earning assets to $345.2 million from $371.5 million in the earlier period. This was partially offset by the increase in the average yield on earning assets to 7.82% from 7.71% in the earlier period.

Interest income for the nine months ended September 30, 1998, decreased $1.0 million, or 4.6%, to $20.6 million from $21.6 million in the earlier period. The decrease was primarily due to the decrease in average earning assets to $353.1 million from $385.0 million in the earlier period. This was partially offset by the increase in the average yield on earning assets to 7.76% from 7.49% in the earlier period.

Interest Expense. Interest expense for the three month period ended
September 30, 1998 decreased $.5 million, or 11.6%, to $3.8 million from $4.3 million in the earlier period resulting primarily from the decrease in average interest bearing liabilities to $317.1 million from $345.5 million in the earlier period. The cost of average interest bearing liabilities also decreased to 4.83% from 4.97% in the earlier period.

Interest expense for the nine months decreased $1.3 million, or 10.0%, to $11.7 million for the nine months ended September 30, 1998 from $13.0 million in the earlier period resulting primarily from the decrease in average interest bearing liabilities to $324.4 million from $356.5 million in the earlier period. The cost of the average interest bearing liabilities also decreased to 4.81% from 4.88% in the earlier period.

Net Interest Income. Net interest income increased $51,000, or 1.8%, to $2,920,000 for the three months ended September 30, 1998 from $2,869,000 in the earlier three-month period. The increase was primarily due to the increase in the net interest rate spread, which increased to 2.99% from 2.74% in the earlier three-month period.

Net interest income increased $.3 million, or 3.5%, to $8.9 million for the nine months ended September 30, 1998 from $8.6 million in the earlier nine-month period. The increase was primarily due to the increase in the net interest rate spread, which increased to 2.95% from 2.61% in the earlier period.

Provision for Loan Losses. The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio including commercial real estate and commercial business loans, the Bank's past loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of underlying loan collateral, and current, and to a lesser extent, expected future economic conditions. During the three months ended September 30, 1998, a $111,000 provision for loan losses was recorded, primarily as a result of changes in the loan portfolio mix, especially the increase in commercial loans, and of the net charge-offs incurred during the period. Bank management made a $143,000 provision to the allowance for loan losses for the same period in 1997. The Bank's ratio of allowance for loan losses to non-performing loans, including loans 90 days or more past due and still accruing interest, was 124.30% at September 30, 1998, compared to 93.77% at December 31, 1997, primarily due to the decrease in non-performing loans to $1.2 million at September 30, 1998, compared to $1.5 million at December 31, 1997.

During the nine months ended September 30, 1998, a $431,000 provision for loan losses was recorded, primarily as a result of changes in the loan portfolio mix, especially the increase in commercial loans, and of the net charge-offs incurred during the period. Bank management made a $396,000 provision to the allowance for loan losses for the same period in 1997.

Non-Interest Income. Non-interest income, consisting primarily of service charges and fees on loans and deposit accounts, net gain on sale of mortgage loans, investment sales commissions, loan servicing fees, and gain on recovery from worthless securities, increased $448,000, or 97.6%, for the three- month period ended September 30, 1998, as compared to the earlier three-month period. The increase was primarily due to the $312,000 gain on the recovery from investment securities previously written off as uncollectible in a prior year.

Non-interest income increased $.9 million, or 75.0%, for the nine-month period ended September 30, 1998, as compared to the earlier nine-month period. The increase was primarily due to the gain on the recovery from investment securities previously written off as uncollectible in a prior year of $312,000 and to the increase in the gain on sale of loans of $266,000, or 166.3%.

Non-Interest Expense. Non-interest expense, consisting primarily of employee compensation and benefits, premises and equipment expenses, federal deposit insurance premiums, data processing, advertising and promotion, amortization of goodwill and core deposit intangibles, and other miscellaneous items increased $82,000, or 2.9%, for the three-month period ended September 30, 1998, as compared to the earlier three-month period in 1997. The increase was primarily due to the increase in other expenses of $143,000, or 42.1%. Other expenses increased primarily as a result of legal and other expenses incurred as a result of the signing on July 2, 1998, of a definitive agreement for the acquisition of the Company by Union Planters Corporation.

Non-interest expense decreased $99,000, or 1.2% for the nine-month period ended September 30, 1998, as compared to the earlier nine-month period in 1997. The decrease was primarily due to the decreases in advertising and promotion of $219,000, or 53.5%, and printing, postage, stationery, and supplies of $92,000, or 26.1%. This was partially offset by the increase in other expenses of $114,000, or 10.9%, and compensation and benefits of $48,000, or 1.1%.

Income Tax Expenses. Income tax expenses increased $200,000, or 157.5%, for the three-month period ended September 30, 1998 compared to the earlier period in 1997. The increase was primarily due to the increase in earnings before taxes to $847,000 from $398,000 in the earlier period.

Income tax expenses increased $574,000, or 196.6%, for the nine-month period in 1998 compared to the same period in 1997. The increase was primarily due to the increase in earnings before taxes to $2,286,000 from $1,080,000 in the earlier period.

Year 2000. The federal banking regulators recently issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998 and apply to all FDIC-insured depository institutions, establish standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies. The guidelines are based upon guidance previously issued by the agencies under the auspices of the Federal Financial Institutions Examination Council (the "FFIEC"), but are not intended to replace or supplant the FFIEC guidance which will continue to apply to all federally insured depository institutions.

The guidelines were issued under section 39 of the Federal Deposit Insurance Act, as amended (the "FDIA"), which requires the federal banking regulators to establish standards for the safe and sound operation of federally insured depository institutions. Under section 39 of the FDIA, if an institution fails to meet any of the standards established in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving compliance. If an institution fails to submit an acceptable compliance plan, or fails in any respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Such an order is enforceable in court in the same manner as a cease and desist order. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. In addition to the enforcement procedures established in section 39 of the FDIA, noncompliance with the standards established by the guidelines may also be grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. For example, programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Financial institutions are particularly vulnerable due to the industry's dependence on electronic data processing systems.

The directors and management of the Company have assigned a high priority to the Year 2000 issue. A Year 2000 Compliance Committee was established in October, 1997, and is comprised of five senior officers and eight other officers and employees of the Company. A review of the Company's computer systems and related equipment that could be affected by the Year 2000 problem was performed. Potential problems were identified and a systematic approach was developed to resolve each item. A matrix was designed listing each item, assigning individual responsibility, establishing completion and testing dates, and the date compliance is achieved. Most of the items pertained to the computer systems of the Company's outside data processing service bureau, which is a data processing service bureau for a large number of banks and thrifts. The service bureau has been making changes and addressing the Year 2000 problem for some time in order for its computer systems to process properly in a Year 2000 environment. Service bureau personnel have tested the modified systems and are also making available to its users a test system to test the systems at the user's site, using several future dates in 1999, 2000 and 2001. Company personnel began this testing on-site on November 3, 1998, and are scheduled to complete testing in the first quarter of 1999.

Company personal computers, file servers, and related equipment have also been tested by Company personnel for Year 2000 compliance. Equipment not Year 2000 compliant has been replaced with the exception of approximately six personal computers to be replaced in 1999 as part of the regular replacement program. Other third party software used by the Company has been tested and replaced as necessary to be Year 2000 compliant.

The Company has also tested such things as vault doors, alarm systems, networks, etc. and is not aware of any significant problems with such systems.

A budget amount of $166,500 was initially established in December, 1997, for computer hardware and software costs plus other related costs in connection with the Year 2000 problem. The Company does not expect to exceed this amount at this time. Approximately $53,000 has been incurred through September 30, 1998.

The Company believes it has made substantial progress in achieving Year 2000 compliance and expects to complete testing of the service bureau's computer systems used by the Company in the first quarter of 1999.

An analysis has been done of the Company's borrowing customers and the Company has initiated a program to visit with those identified to communicate with key Company customers to ensure they are properly prepared for the Year 2000 and will not suffer serious adverse consequences. This same analysis has been performed for large depositors and funds providers.

Management is in the process of modifying its existing business continuity plans and is also developing contingency plans to address potential risks in the event of Year 2000 failures, including non-compliance by third parties.

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of June 30, 1998 based on the information and assumptions set forth in the notes. The Company believes that the assumptions utilized are reasonable. The Company had no derivative financial instruments, or trading portfolio, as of June 30, 1998. The expected maturity date values for loans receivable and investment securities were calculated by adjusting the instrument's contractual maturity date for expectations of prepayments, as set forth in the notes. Similarly, expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding as set forth in the notes. With respect to the Company's adjustable rate instruments, expected maturity date values were measured by adjusting the instrument's contractual maturity date for expectations of prepayments, as set forth in the notes. From a risk management perspective, however, the Company believes that repricing dates, as opposed to expected maturity dates, may be a more relevant metric in analyzing the value of such instruments. Company borrowings were tabulated by contractual maturity dates.

The Company believes the June 30, 1998 table presented also represents a reasonable estimate of this information as of September 30, 1998.

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


                      Prepayment
                      Assumption        Over
Interest Rate:        10 to 20 years    20 years
-------------         --------------    --------
8% or less                 14%            12%
8.01% to 10%               21%            21%
10.01 to 12%               21%            21%
12.01 to 14%               21%            21%
14.01% and over            21%            21%



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

                                           Principal Amount Maturing in:




                                            7/1/98         7/1/99-       7/1/01-                                  Fair value
(Dollars in Thousands)                      - 6/30/99      6/30/01       6/30/03      Thereafter     Total        6/30/98
                                            ---------      -------       -------      ----------     -----        ----------
Rate-sensitive assets:
Fixed-interest-rate loans
  Residential 1-4 family real estate         $ 24,808      $ 26,163      $ 17,905      $ 26,687      $ 95,563      $ 96,860
  Average interest rate                          7.81%         7.52%         7.48%         7.40%         7.55%
  Multifamily and commercial real estate        4,708         2,752         1,075           840         9,375         9,411
  Average interest rate                          8.33%         8.10%         8.09%         8.33%         8.23%
  Commercial business loans                     4,003         1,971           740           198         6,912         6,927
  Average interest rate                          8.62%         8.93%         8.78%         9.60%         8.75%
  Consumer loans                               19,374        19,147         5,161           661        44,343        44,503
  Average interest rate                          9.08%         9.04%         9.03%        10.29%         9.07%

Variable-interest-rate loans
  Residential 1-4 family real estate         $ 14,011      $ 22,300      $ 16,849      $ 39,474      $ 92,634        92,532
  Average interest rate                          7.72%         7.72%         7.72%         7.72%         7.72%
  Multifamily and commercial real estate        5,675         9,450         8,516        22,026        45,667        45,472
  Average interest rate                          8.33%         8.32%         8.26%         8.36%         8.33%
  Commercial business loans                     5,809           776            46            13         6,644         6,644
  Average interest rate                          8.78%         9.02%         8.70%         7.69%         8.81%
  Consumer loans                                  861         1,384           744          --           2,989         2,990
  Average interest rate                          9.64%         9.47%         9.41%         --            9.50%

Fixed-interest-rate securities
(including interest bearing deposits)        $ 29,496      $ 12,118          --            --        $ 41,614      $ 41,787
  Average interest rate                          5.73%         6.22%         --            --            5.87%

Rate-sensitive liabilities:
Non-interest bearing checking                $  3,264      $  2,434      $    949      $    606      $  7,253      $  7,253
Average interest rate                            --            --            --            --            --            --
NOW and super NOW accounts                     26,232         4,835         3,194         6,220        40,481        40,481
Average interest rate                            2.71%         2.71%         2.71%         2.71%         2.71%
Passbook saving accounts                       14,153         1,286           929         2,420        18,788        18,788
Average interest rate                            2.36%         2.36%         2.36%         2.36%         2.36%
Money Market accounts                          26,122         5,762         2,246         1,435        35,565        35,565
Average interest rate                            4.19%         4.19%         4.19%         4.19%         4.19%
Certificate of deposit accounts               134,966        63,019        13,994            30       212,009       213,073
Average interest rate                            5.45%         5.88%         6.03%         5.25%         5.61%
FHLB advances                                   3,000         2,000          --            --           5,000         4,998
Average interest rate                            6.52%         6.71%         --            --            6.60%

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

                  NONE

ITEM 5.           OTHER INFORMATION

                  NONE

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  List of Exhibts

                           27 Financial Data Schedule (EDGAR version only)

                  (b)  Reports on Form 8-K

                           Form 8K (Report dated July 2, 1998 - Item 5). On July 2, 1998, First Mutual Bancorp, Inc. and Union Planters Corporation, a Tennessee Corporation ("UPC"), entered into an Agreement and Plan of Reorganization, pursuant to which First Mutual will be acquired by UPC through the merger of First Mutual with and into Union Planters Holding Corporation, a Tennessee corporation and wholly owned subsidiary of UPC ("Holding Company"). Holding Company will be the surviving entity following the merger.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     FIRST MUTUAL BANCORP, INC.
                                                     (Registrant)




Date:                                       By: /s/ Paul K. Reynolds,
                                               --------------------------------
                                            President
                                            and Chief Executive Officer




Date:                                       By: /s/ G. Lynn Brinkman,
                                               --------------------------------
                                            Vice President
                                            Secretary, Treasurer and
                                            Chief Financial Officer